Form 10-Q
period 1996-06-30
BARRA INC /CA
filed 1996-08-14
CIK 878483

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


      (Mark One)

           X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----     SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JUNE 30, 1996

                                          OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----     SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to _______

                            Commission File Number 0-19690



                                     BARRA, INC.
                (Exact name of registrant as specified in its charter)



    California                                                  94-2993326
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                          1995 University Avenue, Suite 400
                           Berkeley, California 94704-1058
            (Address, including zip code, of principal executive offices)


                                    (510) 548-5442
                 (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock outstanding as of June 30, 1996 was 7,840,964.

    Exhibit Index is located on page 22.

                                        INDEX


                                                                           PAGE
PART I   FINANCIAL INFORMATION                                           NUMBER

Item 1   Financial Statements:

         Consolidated Balance Sheets as of June 30,
         1996(unaudited) and as of March 31, 1996                            3

         Unaudited Consolidated Statements of Income for the
         Three Months Ended June 30, 1996 and June 30, 1995                  4

         Unaudited Consolidated Statements of Cash Flows for
         the Three Months Ended June 30, 1996 and June 30, 1995              5

         Notes to Consolidated Financial Statements                          6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10


                                                                           PAGE
PART II  OTHER INFORMATION                                               NUMBER

Item 1   Legal Proceedings                                                  18

Item 4   Submission of Matters to a Vote of Security Holders                18

Item 5   Other Information                                                  18

Item 6   Exhibits and Reports on Form 8-K                                   19

         Signatures                                                         21

         Exhibit Index                                                      22

                            PART I - FINANCIAL INFORMATION

ITEM I.       FINANCIAL STATEMENTS.



BARRA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1996 AND MARCH 31, 1996
- -------------------------------------------------------------------------------------------------------------------
                                                                                    30-Jun-96          31-Mar-96
                                                                               -----------------------------------
                                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                          $15,903,894         $21,971,184
Accounts receivable:
    Trade (Less allowance for doubtful accounts of $131,483 and $129,237)            9,748,902           8,866,985
    Other                                                                              552,850             522,112
    Related parties                                                                    111,938              45,899
Short-term investments                                                               4,393,384           3,511,518
Investment in municipal debt securities - available for sale                         6,600,000                  --
Prepaid expenses                                                                       807,905             598,250
- -------------------------------------------------------------------------------------------------------------------
    Total current assets                                                            38,118,873          35,515,948
- -------------------------------------------------------------------------------------------------------------------
NOTES RECEIVABLE                                                                     7,335,777           1,658,960
NON-MARKETABLE INVESTMENTS                                                             379,889           7,300,347
FURNITURE AND EQUIPMENT:
    Computer equipment                                                               8,764,330           7,490,382
    Office equipment                                                                   569,379             531,332
    Furniture and fixtures                                                           2,186,008           2,126,581
- -------------------------------------------------------------------------------------------------------------------
    Total furniture and equipment                                                   11,519,717          10,148,295
    Less accumulated depreciation and amortization                                  (6,492,045)         (6,060,514)
- -------------------------------------------------------------------------------------------------------------------
                                                                                     5,027,672           4,087,781

DEFERRED TAX ASSETS                                                                  1,584,431           1,584,431
COMPUTER SOFTWARE
     (Less accumulated amortization of $426,481 and $386,034)                          658,225             498,643
INTANGIBLES AND OTHER ASSETS
     (Less accumulated amortization of $686,410 and $406,186)                        9,207,957           7,295,155
- -------------------------------------------------------------------------------------------------------------------
TOTAL                                                                              $62,312,824         $57,941,265
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                    $1,052,646            $655,428
Due to related party                                                                   631,055             567,201
Accrued expenses payable:
    Accrued compensation                                                             1,818,482           4,470,949
    Accrued corporate income taxes                                                   2,464,865           2,165,098
    Other accrued expenses                                                           3,100,139           2,520,641
Unearned revenues                                                                   14,458,941          11,883,577
- -------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                       23,526,128          22,262,894
- -------------------------------------------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities                                                             1,341,051           1,187,373
Long-term debt                                                                         370,079             406,790
- -------------------------------------------------------------------------------------------------------------------
    Total other long-term liabilities                                                1,711,130           1,594,163
- -------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                              461,655                  --
SHAREHOLDERS' EQUITY:
Preferred stock, no par; 10,000,000 shares authorized; non issued and outstanding           --                  --
Common stock, no par; 40,000,000 shares authorized; 7,840,964 shares and
    7,819,120 shares issued and outstanding                                         10,735,468          10,547,904
Retained earnings                                                                   25,933,209          23,520,558
Foreign currency translation adjustment                                                (54,766)             15,746
- -------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                      36,613,911          34,084,208
- -------------------------------------------------------------------------------------------------------------------
TOTAL                                                                              $62,312,824         $57,941,265
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------




           See Accompanying Notes to the Consolidated Financial Statements


BARRA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)
- ---------------------------------------------------------------------------------------------------

                                                                       Three Months Ended June 30,
                                                                      -----------------------------
                                                                       1996                   1995
                                                                      -----------------------------
OPERATING REVENUES:
    Subscription and related fees                                   $13,895,946         $12,150,501
    Electronic brokerage and information                              2,134,480           1,284,599
    Asset management                                                  1,706,610             579,005
- ----------------------------------------------------------------------------------------------------
    Total operating revenues                                         17,737,036          14,014,105
- ----------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Cost of subscription products                                     2,007,440           1,397,777
    Compensation and benefits                                         8,646,624           7,044,812
    Rent expense                                                        810,851             789,025
    Other operating expenses                                          2,744,280           2,174,799
- ----------------------------------------------------------------------------------------------------
    Total operating expenses                                         14,209,195          11,406,413
- ----------------------------------------------------------------------------------------------------

INTEREST INCOME & OTHER                                                 700,805             432,610
- ----------------------------------------------------------------------------------------------------

INCOME BEFORE EQUITY IN NET INCOME AND LOSS OF
    INVESTEES, MINORITY INTEREST AND INCOME TAXES                     4,228,646           3,040,302
EQUITY IN NET INCOME AND LOSS OF INVESTEES                               (6,108)           (389,843)
MINORITY INTEREST                                                        51,222            (106,686)
- ----------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                            4,273,760           2,543,773
INCOME TAXES                                                         (1,861,109)         (1,123,990)
- ----------------------------------------------------------------------------------------------------
NET INCOME                                                           $2,412,651          $1,419,783
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

NET INCOME PER SHARE:
    PRIMARY                                                               $0.27               $0.18
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------
    FULLY-DILUTED                                                         $0.27               $0.18
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES:
    PRIMARY                                                           8,835,614           7,990,124
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------
    FULLY-DILUTED                                                     8,835,633           7,990,124
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------



           See Accompanying Notes to the Consolidated Financial Statements


BARRA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)
- ----------------------------------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                                     June 30,
                                                                          --------------------------------
                                                                                1996               1995
                                                                          --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                  $2,412,651          $1,419,783
Adjustments to reconcile net income to net cash provided
by operating activities:
    Equity in net income and loss of investees                                   6,108             389,843
    Minority interest                                                          (51,222)            106,686
    Depreciation and amortization                                              357,009             365,476
    Amortization of computer software and intangibles                          243,158              43,704
    Dividends received from investee                                          (226,583)           (103,960)
    Gains on marketable securities                                             (86,000)           (100,000)
    Other                                                                       57,895              21,145
Changes in:
    Trade accounts receivable                                                 (763,791)            196,116
    Other accounts receivable                                                   (5,246)            (35,992)
    Related parties receivables                                                (66,039)            (20,393)
    Notes receivable                                                           (57,359)                 --
    Prepaid expenses                                                          (186,136)            (11,015)
    Prepaid corporate income taxes                                                  --              96,112
    Computer software, intangibles and other assets                             11,561              41,476
    Non-marketable investments                                                      --              43,913
    Accounts payable, due to related party and accrued expenses             (1,469,708)         (1,792,689)
    Unearned revenues                                                        2,440,165             745,073
- -----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    2,616,463           1,405,278
- -----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (1,048,776)           (408,086)
Other Short-term investments - net                                            (795,866)         (1,296,190)
Purchase of Investment in municipal debt securities - available for sale    (6,600,000)                 --
Non-marketable investments:
    Investments in affiliates                                                 (800,000)            (37,217)
    Dividends received from investee                                           226,583             103,960
Consolidation of Bond Express L.P. - cash acquired                             146,742                  --
- -----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (8,871,317)         (1,637,533)
- -----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                             201,240               1,655
Common stock repurchased                                                       (13,676)           (602,575)
- -----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                            187,564            (600,920)
- -----------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (6,067,290)           (833,175)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            21,971,184          16,083,444
- -----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $15,903,894         $15,250,269
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest expense                                                            $2,000              $2,922
    Income taxes                                                            $1,397,883            $576,509
Non-cash investing transactions during the period for:
    Exchange of equity interest in LBIC for debt (Note 4)                   $7,219,458                  --
    Consolidation of Bond Express (Note 2):
        Note receivable                                                    ($2,100,000)                 --
        Net assets acquired                                                 $1,139,726                  --
        Minority Interest                                                     $512,877                  --
        Goodwill                                                            $1,473,151                  --




           See Accompanying Notes to the Consolidated Financial Statements

                             BARRA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include BARRA, Inc. (the "Company" or "BARRA") and its subsidiaries, BARRA International, Ltd., BARRA International (U.K.), Ltd., Berkeley Advisors Holding Company, BARRA (FSC), Inc., BARRA (U.S.A.), Inc., and Symphony Asset Management, Inc. ("Symphony"). The financial position and results of operations for Bond Express L.P. have also been consolidated beginning June 1, 1996 (see Note 2). All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position of BARRA as of June 30, 1996 and the results of its operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The March 31, 1996 consolidated balance sheet included herein is derived from the audited consolidated financial statements included in BARRA's Annual Report which was incorporated by reference in its Form 10-K for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission on June 20, 1996 (the "Form 10-K"), but does not include all disclosures required by generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto incorporated by reference in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.


2.  CHANGE IN REPORTING ENTITY

In August, 1995 the Company committed to make a long-term loan of $2,100,000 to Bond Express L.P. ("Bond Express"). Bond Express is a distributor, on a subscription basis, of software and databases of fixed income security offering information from bond dealers. During the quarter ended June 30, 1996, the Company fully disbursed its remaining commitment on the loan which activated the Company's option to convert it's interest in Bond Express from debt to a 55% controlling equity interest. While this option has not been exercised, the Company now believes that it has operational and financial control over Bond Express. Accordingly, beginning June 1, 1996, the Company has consolidated the financial position and results of operations of Bond Express. The difference between the Company's investment (principally its note receivable) and the net assets of Bond Express at June 1, 1996 of approximately $1.5 million has been recorded as goodwill and will be amortized over a period of 10 years. Bond Express had operating revenues and expenses for June, 1996 of approximately $90,000 and $205,000, respectively, which have been combined with BARRA's consolidated results of operations for the quarter ended June 30, 1996. The minority interest's share (45%) of net assets and net losses has been shown separately in the consolidated financial statements.


3.  INVESTMENT IN MUNICIPAL DEBT SECURITIES

Commencing in May, 1996, the Company, through an unaffiliated professional portfolio manager, began investing a portion of its available cash resources in debt securities issued by various state and county municipalities. Interest on the securities is tax exempt and adjusts to market rates during designated interest reset periods which occur at least every month. While the securities have contractual maturity dates ranging from years 2004 to 2030, each security grants the investor the option to put the security back to the issuer at par during exercise periods which coincide with interest reset dates. The Company has classified such securities as available for sale pursuant to the criteria established by SFAS 115 "Accounting for Certain Investments in Marketable Equity
and Debt Securities".   Accordingly, the securities are reported at their fair
value in the consolidated statement of financial position with any unrealized net gains or losses reported as a separate component of stockholders' equity.
At June 30, 1996, the Company had $6.6 million in municipal debt securities - available for sale and no unrealized gains or losses.

4.  INVESTMENT IN LIBERTY BROKERAGE INVESTMENT CORPORATION

As previously reported in the Company's Annual Report for the fiscal year ending March 31, 1996, the Company exchanged its investment in preferred stock of Liberty Investment Brokerage Corp. (LBIC) for a $7,219,474 convertible secured 7.84% promissory note on April 16, 1996. The principal amount of the note receivable issued by LBIC was equal to the Company's investment balance on the date of the exchange. Prior to the exchange, the Company accounted for its investment in LBIC using the cost method. Accordingly, the transaction resulted in a reclassification of the Company's investment from non-marketable investments to note receivable in the accompanying consolidated balance sheet during the
quarter ended June 30, 1996.   Principal payments on the note receivable are due
in installments of $1,804,869 on March 31, 1997, and September 30, 1997, respectively, and the remaining balance is due on March 31, 1998.


5.  REORGANIZATION OF SYMPHONY ASSET MANAGEMENT

Effective July 1, 1996, the Company's wholly owned subsidiary, Symphony Asset Management Inc.("SAM"), contributed its assets, liabilities and business to Symphony Asset Management LLC ("NEWCO"), a newly formed entity, in exchange for interests in NEWCO pursuant to an Operating Agreement of Symphony Asset Management LLC (the "Agreement"). The capitalization of NEWCO consists of four
defined Interest Classes (Class 1, Class 2, Class 3 and Class 4).   Class 1,
Class 2 and Class 4 interests belong to SAM (which continues to be wholly owned by the Company) while Class 3 interests belong to a newly formed limited liability company, Maestro LLC ("Maestro"), whose owners are principals of NEWCO. The attributes of the interests are as follows:

    The Class 1 interest is a preferential (in liquidation) interest equal to the book value of the net assets contributed by SAM to NEWCO. The initial amount of the interest is approximately $2.5 million. The Class 1 interest receives no share of profits or losses of NEWCO except in the event that allocation of losses to Class 2, Class 3 and Class 4 would result in negative account balances, but does receive a guaranteed payment computed at prime plus 1% on the Class 1 capital account balance;


    The Class 2 interest receives 98% of NEWCO profits and losses (as defined) up to a maximum of $4 million in profits at which time the class 2 interest is to be redeemed for one dollar;

    The Class 3 interest was established by a capital contribution from Maestro and receives 1% of NEWCO profits and losses (as defined) until the Class 2 interest receives the preferential return of $4 million and is redeemed. After redemption of the Class 2 interest, the Class 3 interest receives 25% of NEWCO profits and losses (as defined). In the event certain levels of average quarterly operating income (as defined) are achieved after redemption of the Class 2 interest, the Class 3 interest can receive up to 50% of NEWCO profits;

    The Class 4 interest receives 1% of NEWCO profits and losses (as defined) until the Class 2 interest receives a preferential return of $4 million and is redeemed. After the Class 2 interest is redeemed, the Class 4 interest receives 75% of the profits and losses of NEWCO with the percentage declining in direct relation to any increase the Class 3 interest is entitled to receive (see Class 3 discussion above).

In addition, the Agreement provides for a bonus to be paid to certain employees of NEWCO equal to 25% of NEWCO profits (as defined). This bonus is only in effect for the period during which Class 2 interests are receiving 98% of NEWCO profits.

The Company has previously consolidated SAM and will consolidate the financial position and results of operations of NEWCO and separately record the Class 3 interest share of net assets and net income as a minority interest.


6.  NET INCOME PER SHARE

Net income per share is computed using the primary and fully diluted weighted average number of common shares outstanding after including the effect on dilution, if any, of the exercise of common stock options using the treasury stock method. There was no material difference between the fully diluted and primary net income per share amounts for the three month periods ended June 30, 1996 or June 30, 1995.



7.  SUBSEQUENT EVENT - MERGER WITH ROGERS CASEY &
ASSOCIATES, INC.

On July 24, 1996, the Company completed a merger with Rogers Casey & Associates, Inc. ("RogersCasey"), an investment consulting and special assets advisory firm. A total of 481,366 shares of BARRA common stock was exchanged for all of the common stock of RogersCasey. In addition, RogersCasey option holders have exchanged all of their RogersCasey options for options to purchase 30,257 shares of BARRA common stock. The merger is intended to qualify as a pooling of interest for accounting and financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis should be read in conjunction with the BARRA, Inc. ("BARRA" or the "Company") unaudited financial statements and related notes presented in this Form 10-Q. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future. Each statement made in this discussion and analysis and elsewhere in this report containing any form of the words "anticipate", "expect," "believe," "future" or "forward" is a forward-looking statement that may involve a number of risk factors and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and other changes in the Company's industry; competitive factors such as rival products and price pressures both domestically and internationally; availability of adequate third-party data on reasonable terms and at reasonable prices; significant delays or excessive costs associated with product research, development and/or introduction; the loss of a large single revenue source; the investment performance of the Company's asset management subsidiary; and fluctuations in U.S. dollar exchange rates for non-U.S. currencies. Further information and potential risk factors that could affect the Company's financial results are included in the Company's Form 10-K for the fiscal year ended March 31, 1996.

A.  GENERAL

Certain of the information required by this item has been previously reported under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

As discussed in Note 2 to the financial statements provided in Part I, the Company consolidated Bond Express L.P. beginning June 1, 1996. Accordingly, the following discussion of changes in financial position and results of operations as of and for the three month period ending June 30, 1996 includes related amounts from Bond Express for the period beginning June 1, 1996. Where changes in such amounts are significant and primarily reflective of the consolidation, separate disclosure of Bond Express amounts has been provided.

As discussed in Note 7 to the financial statements provided in Part I, on July 24, 1996, the Company completed a merger with Rogers Casey & Associates, Inc., an investment consulting and special assets advisory firm. The merger is intended to qualify as a pooling of interest for accounting and financial reporting purposes. Because the closing of the transaction occurred subsequent to June 30, 1996, the results of RogersCasey are not included in the quarterly financial statements for the June 30, 1996 quarter.

FOREIGN CURRENCY
BARRA, as an international corporation, generates revenues from clients throughout the world, maintains sales and representative offices world-wide and holds certain deposits and accounts in foreign currencies. BARRA's revenues are generated from both United States and foreign currencies. BARRA's subscriptions in the United Kingdom and the European Community are priced in British pounds sterling ("pounds") and European Currency Units ("ECUs"), respectively. Additionally, BARRA's consolidated subsidiary, BARRA International (Japan), Ltd. ("BARRA Japan", formerly N.B. Investment Technology Co., Ltd.), generates revenues, has expenses and has assets and liabilities in non-U.S. currencies. All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. The Company has considered its exposures to foreign currency fluctuations and to this point has decided not to engage in hedging or managing exposures to foreign currency fluctuations through contracts for the purchase, sale or swapping of currencies.

For the current quarter ended June 30, 1996, when compared to the same quarter a year ago, there was no material impact from foreign currency fluctuations on BARRA's consolidated statements of income. The U.S. dollar strengthened significantly against the yen, and less significantly against the pound and the ECU - all of which had the effect of decreasing the dollar value of net revenues denominated in these non-U.S. currencies. The Company estimates that the strengthening of the U.S. dollar accounted for approximately $800,000 in decreased consolidated operating revenues and approximately $60,000 in decreased consolidated net income for the quarter ended June 30, 1996 when compared to the same quarter a year ago.

Because the functional currency of BARRA Japan is the yen, the translation gains and losses associated with the consolidation of its balance sheets at points in time are reported as part of shareholders' equity.

Under current operating arrangements in the countries in which BARRA does business, there are no restrictions upon the flow of funds from its foreign subsidiary to the parent company. There are currently no known commitments or requirements for material capital expenditures outside of the United States.

B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's consolidated financial condition result from a comparison of BARRA's balance sheet at June 30, 1996 to the balance sheet at March 31, 1996.

FINANCIAL CONDITION
Total assets increased $4,371,559 or 7.5%.

Total current assets increased $2.6 million or 7.3% primarily due to cash flow provided from operations of a similar amount. This net increase consisted primarily of the following: Cash and equivalents decreased $6.1 million primarily as a result of a decision to invest approximately $6.6 million in municipal debt securities that are not considered cash and equivalents for financial reporting purposes. As described in Note 3 to the financial statements provided in Part I, these securities are reported at fair value and classified as available-for-sale. Short term investments increased $881,866 or 25% reflecting both higher invested balances and portfolio gains. Trade receivables increased approximately $881,917 or 9.9% as a result of growth in the subscription-based fees.

Notes receivable increased $5,676,817 primarily as a result of the Company's exchange of its investment in preferred stock of LBIC into a note receivable of approximately $7.2 million (see Note 4 to the financial statements provided in Part I) offset by the consolidation of Bond Express which resulted in a $1.6 million reduction when compared to the amount outstanding at March 31, 1996.

Non-Marketable investments decreased $6.9 million consisting primarily of the reclassification of the investment in LBIC discussed above offset by an additional $300,000 investment in BARRA Analytic Securities.

Intangibles and other assets increased by $1,912,802 or 26.2%. This increase was almost entirely due to the Company's consolidation of Bond Express in the current quarter resulting in additional goodwill of approximately $2.1 million, $0.6 million of which related to a prior transaction recorded on the financial statements of Bond Express that was unrelated to the consolidation. This increase was partially offset by the amortization of intangibles during the quarter totaling approximately $0.3 million.

Total current liabilities increased by $1,263,234 or 5.7% primarily due to increases in accruals and unearned revenues associated with the general growth of BARRA's business and the timing of advanced payments received on subscription contracts offset by a decrease in certain compensation accruals which are typically paid out during the first quarter of each fiscal year. In addition, the consolidation of Bond Express in the current quarter - as discussed elsewhere in this Form 10-Q - contributed approximately $293,000 to the increase.

Minority interest in equity of subsidiary represents the 45% interest in the net assets of Bond Express not owned by the Company.

Shareholders' equity in common stock increased by $187,564 or 1.8%. The increase was primarily the result of the net issuance of 21,844 shares of its own common stock during the quarter in connection with exercises of stock options under the Company's Employee Stock Option Plan.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents, short-term investments and investment in municipal debt securities available-for-sale totaled $26,897,278 at June 30, 1996. In addition, the Company has a commitment from a bank for an unsecured short-term line of credit of up to $5 million - of which, no amounts have been, or are presently anticipated to be, drawn down.

BARRA believes that its cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet its cash requirements for capital expenditures and other cash needs for ongoing business operations. Other than what has been described herein, the Company has no present binding understandings, commitments or agreements with respect to any significant acquisitions.

PRINCIPAL FINANCIAL COMMITMENTS. The Company's principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities.

C.  RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's results of operations are derived from comparisons of BARRA's consolidated statements of income for the three months ended June 30, 1996 and June 30, 1995.

OPERATING REVENUES. Total operating revenues increased $3,722,931 or 26.6%.

SUBSCRIPTION AND RELATED FEES
SUBSCRIPTION AND RELATED FEES consist of annual subscription fees for BARRA's software products and revenues from other sources related to the core institutional analytics business (which include timesharing revenues, seminar revenues and revenues from consulting projects, other recurring and one-time fees). Total subscription and related fees revenues increased $1,745,445 or 14.4%.

ANNUAL SUBSCRIPTION FEES FOR BARRA'S SOFTWARE PRODUCTS increased approximately $1,701,000 or 17%. The growth in annual subscription fees continues to be generated from a combination of both obtaining new clients through entry into new markets as well as increasing revenues from existing customers through the introduction of new products and services and an overall increased emphasis on marketing and sales. For the U.S. and non-U.S. markets, annual subscription
fees revenue increased approximately 25% and 12%, respectively.   For the U.S.
market, revenue growth primarily came from the introduction of the BARRA Aegis System-TM-. Aegis, which was released in the second quarter of fiscal 1996, is a suite of equity products providing Windows-based risk management and optimization capabilities combined with screening and flexible report writing functionality. Although there are changes in the way the components of packages of products are priced in connection with Aegis, increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions. For the non-U.S. markets, revenue growth continues to be caused by increased interest in, and acceptance of, quantitative investment techniques by the relevant investment communities, particularly in continental Europe and Asia. With respect to the non-U.S. markets, the U.S. dollar strengthened significantly against the yen and less significantly against both the pound and the ECU - all of which had the effect of decreasing the dollar value of these revenues which are denominated in non-U.S. currencies. Disallowing for the affect of foreign currency fluctuations, revenue growth for the non-U.S. markets when comparing the current quarter to the same quarter a year ago would have been approximately 24%.

REVENUES FROM OTHER SOURCES RELATED TO THE CORE INSTITUTIONAL ANALYTICS BUSINESS
- - which include timesharing revenues, seminar revenues and revenues from consulting projects, other recurring and one-time fees - represent approximately 11% of total operating revenues for the current fiscal quarter as compared to 14% for the same quarter a year ago. The decline in the relative amounts and significance of this component of revenue continues to be from the conversion of clients from timesharing to in-house computers for running BARRA's products. In the quarter ended June 30, 1996, the company recognized approximately $450,000 of revenue which is the final installment on a consulting project that has been in existence for almost two years.

ELECTRONIC BROKERAGE AND INFORMATION
ELECTRONIC BROKERAGE AND INFORMATION revenues increased $849,881 or 66.2%. This component of revenue consists almost entirely of license fees from Portfolio System for Institutional Trading ("POSIT"), which in itself increased $756,884 or 59.9%. POSIT represented 11% of total operating revenues for the current fiscal quarter as compared to 9% for the same quarter a year ago. BARRA's revenues from POSIT derive from commissions generated by the trading volume in the system. POSIT's trading volumes and related revenues on 752 million shares traded for the current fiscal quarter marked the second highest quarter in POSIT's history. Although some of the change in the trading volume from quarter to quarter is seasonal because of semi-annual rebalancing of portfolios, there has been an increase in the usage of the system by its major participants which accounts for the increase this quarter over the same quarter a year ago. In addition, the consolidation of Bond Express in the current fiscal quarter contributed approximately $90,000 to the increase.

ASSET MANAGEMENT
ASSET MANAGEMENT revenues increased $1,127,605 or 194.8%. This component of revenue consists of new business obtained by Symphony Asset Management, Inc. ("Symphony") and existing BARRA sub-advisory relationships which predate Symphony (and which had decreased to almost nothing by the end of fiscal 1996). New business obtained by Symphony accounted for 99% of the total asset management revenues for the current fiscal quarter as compared to only 29% for the same quarter a year ago.

Symphony's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. In the current fiscal quarter, performance fees represented approximately 46% of Symphony's revenues. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of the first year of the contract and at the end of each subsequent measurement period thereafter. Accordingly, and by comparison, there were no performance fees recorded in the same quarter a year ago since initial measurement dates had not been reached.

As of June 30, 1996, Symphony had approximately $606 million under direct management in a combination of private accounts, institutional and mutual funds management arrangements and another $193 million managed under sub-advisory arrangements. Symphony's future revenues will depend, in some cases to a great extent, on the performance of the funds it manages. The timing of Symphony's future revenues will also depend on the timing of dates that trigger performance fees.

OPERATING EXPENSES.  Total operating expenses increased $2,802,782 or 24.6%.

COST OF SUBSCRIPTION PRODUCTS
COST OF SUBSCRIPTION PRODUCTS consists of computer access charges, data and software acquisition expenses, BARRA's computer leasing expenses, and the cost of computer hardware that is provided to clients on a pass-through basis in connection with their conversion from timesharing to in-house computer systems for running BARRA applications. This component of expense increased $609,663 or 43.6% primarily due to increased data and computer access costs associated with new and existing BARRA services as well as new costs of data for Symphony's operations. The Company anticipates that data costs will continue to increase into the future as BARRA's demands for new and expanded data sources increase in order to meet product development and enhancement and market needs.

COMPENSATION AND BENEFITS
COMPENSATION AND BENEFITS increased $1,601,812 or 22.7%. Approximately 44% of this increase comes from growth in the Company's full-time personnel and the Company's annual salary administration and performance evaluation process which results in annual reviews and salary adjustments that are effective on July 1 of each year. The total number of non-U.S. full-time employees grew by 74% and the number of employees in the U.S. grew by 7%, when comparing the current quarter to the same quarter a year ago. The growth internationally was partially offset by decreases associated with the strengthening of the U.S. dollar overseas. The remainder of this increase - approximately 56% of the total increase - came from increases in incentive-related expenses associated with new and existing incentive and bonus plans, the growth in the operations of Symphony, the use of contractors for special projects and to speed product development, and the consolidation of Bond Express which added approximately $95,000.

RENT EXPENSE
RENT EXPENSE increased $21,826 or 2.8%. The Company is currently expanding its New York and Symphony offices and expects future rental expenses to increase accordingly beginning in the quarter ended September 30, 1996.

OTHER OPERATING EXPENSES
OTHER OPERATING EXPENSES increased $569,481 or 26.2%. Other operating expenses include travel, office, maintenance, depreciation, amortization, marketing, advertising, outside legal and accounting services and other corporate expenses. The increase was predominantly the result of increases in travel, computer and office equipment and insurance related expenses associated with the general growth of BARRA's business. Increases in travel reflect the costs of supporting a larger client base, an increased emphasis on sales and marketing, and certain non-recurring costs associated with BARRA's acquisition of RogersCasey.
Computer and equipment costs increases came from outfitting new employees and upgrading new equipment. Insurance costs increased as a result of increases in coverage resulting from the Company's re-evaluation of its current business coverage needs. Other contributors to the increase included increases in costs associated with Symphony's operations and the consolidation of Bond Express which contributed approximately $96,000 during the quarter.

INTEREST INCOME AND OTHER
INTEREST INCOME AND OTHER increased $268,195 or 62.0%. The primary component of this increase comes from the recognition and receipt of dividends from LBIC totaling $226,583 in the current quarter. Also contributing to this increase were increases in funds generated from operations that are available for investment.

EQUITY IN NET INCOME AND LOSS OF INVESTEES
Net losses from BARRA's joint ventures and other strategic relationships decreased by $383,735. The decrease was primarily the result of the Company's establishment of a reserve in the first quarter of the prior fiscal year for non-recurring losses in connection with its interests in Metaxis S.A. and Metaxis Placements S.A.

Minority interest represents the 45% share of Bond Express L.P.'s net loss.

NET INCOME
NET INCOME for the current quarter was $2,412,651 or $0.27 per share, compared to $1,419,783 or $0.18 per share for the same quarter a year ago. This represents a net income increase of $992,868, or 69.9%, and an earnings per share increase of $0.09, or 50.0%. Increases in the average market price of the Company's common stock have caused dilution from outstanding options in the calculation of earnings per share.

                             PART II - OTHER INFORMATION


Each statement made in this Part II containing any form of the words "anticipate" or "expect" is a forward looking statement that may involve a number of risk factors and uncertainties. A discussion of those risk factors is located in the first paragraph of Part I, Item 2.

ITEM 1.  LEGAL PROCEEDINGS.

All information required by this item has been previously reported under the heading "Business-Litigation" in the Form 10-K. There have been no other material developments in the legal proceedings of BARRA since the date of the Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of shareholders of BARRA was held on Thursday, July 25, 1996.

The meeting was held to consider and vote upon (i) electing directors to serve for the ensuing year and until their successors are duly elected and qualified,
(ii) ratifying the adoption of the BARRA 1996 Employee Stock Purchase Plan and
(iii) ratifying the selection of Deloitte and Touche LLP as independent auditors of BARRA for the fiscal year ended March 31, 1997. The votes cast with respect to each director are summarized as follows, A. George Battle, for 7,101,568, withheld 2,100; M. Blair Hull, for 7,101,568, withheld 2,100; Norman J. Laboe, for 7,101,168, withheld 2,500; Ronald J. Lanstein, for 7,101,568, withheld 2,100; Andrew Rudd, for 7,101,568, withheld 2,100.

The votes cast to ratify the adoption of the BARRA 1996 Employee Stock Purchase Plan are summarized as follows, for 5,608,571, against 13,601, abstain 2,300, broker non-vote 1,479,196. The votes cast to ratify the selection of Deloitte & Touche LLP as independent auditors are summarized as follows, for 7,096,777, against 2,601, abstain 4,290.

ITEM 5.  OTHER INFORMATION.

On July 25, 1996, the Company's board of directors authorized the making of an additional loan of up to $300,000 to Bond Express, L.P. ("Bond Express"). The Company currently has an option to convert its pre-existing loan of $2.1 million into a controlling equity interest in Bond Express and it is expected that the additional loan will also be convertible into equity under certain circumstances.

In connection with the start-up of the brokerage business of BARRA Analytics Securities ("BAS"), the Company's 50/50 partnership with a wholly-owned subsidiary of Liberty Brokerage Investment Corp.("LBIC"), LBIC has agreed to clear BAS's trades and guaranty BAS's obligations to third parties. On July 1, 1996 the Company entered into an agreement indemnifying LBIC for fifty percent of claims against LBIC arising out of LBIC's guaranty of the performance of BAS with respect to BAS' brokering of U.S. Treasury and corporate securities.

At its July 25, 1996 special meeting, for the purpose of having shares of common stock available for issuance on the exercise of stock options and on purchases made under the new Employee Stock Purchase Plan, the Board of Directors of BARRA authorized BARRA's officers to use up to $2,000,000 to purchase additional shares of BARRA Common Stock on the NASDAQ National Market.

At its July 25, 1996 annual meeting, the Board of Directors of BARRA amended the Corporation's Bylaws to increase from 5 to 6 the fixed number of its members. The Board of Directors then elected John F. Casey to serve until the shareholders meeting on July 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are required by Item 601 of Regulation S-K:


EXHIBIT                                          SEQUENTIAL
NUMBER             EXHIBIT DESCRIPTION           PAGE NUMBER

3.1                Bylaws of BARRA, Inc. Dated        23
                   July 25, 1996, as amended.

10.1               Indemnity Agreement                42
                   between BARRA, Inc. and
                   Liberty Brokerage
                   Investment Corp.

10.2               Operating Agreement for            46
                   Symphony Asset Management LLC

    (b)  Reports on Form 8-K:

         Amendment No. 1 to Current Report on Form 8-K/A (amending the Company's Current Report on Form 8-K, dated April 25, 1996, which disclosed the execution of the merger agreement between Rogers Casey & Associates, Inc.

("RogersCasey") and the Company ("Agreement") was filed by the Company on July 3, 1996, with the Securities and Exchange Commission ("Commission"), including materials distributed by the Company to stockholders of RogersCasey ("Amendment No. 1").

Amendment No. 2 and Final Amendment to Current Report on Form 8-K/A (amending the Company's Current Report on Form 8-K, dated April 25, 1996, as amended by Amendment No. 1 described above) was filed by the Company on August 8, 1996, with the Commission, including additional materials in connection with and describing the terms of the consummation of the transactions contemplated in the Agreement.

                                      SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           BARRA, Inc.
                                                          (Registrant)


Date:  August 14, 1996                                Andrew Rudd
                                                 -------------------------
                                                 Andrew Rudd, Chairman of
                                                 the Board of Directors and
                                                 Chief Executive Officer


Date:  August 14, 1996                                JAMES D. KIRSNER
                                                 -------------------------
                                                 James D. Kirsner, Chief
                                                 Financial Officer

                                    EXHIBIT INDEX

EXHIBIT                                               SEQUENTIAL
NUMBER             EXHIBIT DESCRIPTION                PAGE NUMBER

3.1                Bylaws of BARRA, Inc. Dated             23
                   July 25, 1996, as amended.

10.1               Indemnity Agreement                     42
                   between BARRA, Inc. and
                   Liberty Brokerage
                   Investment Corp.

10.2               Operating Agreement for                 46
                   Symphony Asset Management LLC