Form 10-Q
period 1996-09-30
BARRA INC /CA
filed 1996-11-14
CIK 878483

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                          OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               The number of shares of the registrant's Common Stock outstanding as of September 30, 1996 was 8,347,613.

               Exhibit Index is located on page 21.

                                        INDEX


                                                                                           PAGE
PART I         FINANCIAL INFORMATION                                                      NUMBER
Item 1         Financial Statements:

               Unaudited Consolidated Balance Sheets as of September 30, 1996
                and as of March 31, 1996                                                      3

               Unaudited Consolidated Statements of Income for the Three Months
                and Six Months Ended September 30, 1996 and September 30, 1995                4

               Unaudited Consolidated Statements of Cash Flows for the Six
                Months Ended September 30, 1996 and September 30, 1995                        5

               Notes to Consolidated Financial Statements                                     6

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                           10


                                                                                           PAGE
PART II        OTHER INFORMATION                                                          NUMBER

Item 1         Legal Proceedings                                                             19

Item 6         Exhibits and Reports on Form 8-K                                              19

               Signatures                                                                    20

               Exhibit Index                                                                 21


                      PART I -- Financial Information

ITEM 1.        FINANCIAL STATEMENTS.

BARRA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 1996 AND MARCH 31, 1996
-------------------------------------------------------------------------------


                                                                                  30-Sep-96       31-Mar-96
                                                                                  ---------       ---------

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                         $17,589,862      $22,493,363

Accounts receivable:

      Trade (Less allowance for doubtful accounts of $143,000 and $129,237)        14,451,445       12,303,850

      Other                                                                           729,881          522,112

      Related parties                                                                  85,599           45,899

Short-term investments                                                              3,656,871        3,511,518

Investment in municipal debt securities -- available for sale                       6,350,000               --

Prepaid expenses                                                                      659,939          822,450
                                                                                  -----------      -----------

               Total current assets                                                43,523,597       39,699,192
                                                                                  -----------      -----------

NOTES RECEIVABLE                                                                    7,362,139        1,658,960

NON-MARKETABLE INVESTMENTS                                                            251,251        7,300,347

FURNITURE AND EQUIPMENT:

               Computer equipment                                                  10,758,842        8,716,136

               Office equipment                                                       798,677          729,248

               Furniture and fixtures                                               3,605,301        3,335,342
                                                                                  -----------      -----------

               Total furniture and equipment                                       15,162,820       12,780,726

               Less accumulated depreciation and amortization                      (8,740,910)      (7,742,149)
                                                                                  -----------      -----------

                                                                                    6,421,910        5,038,577

DEFERRED TAX ASSETS                                                                 1,584,431        1,584,431

COMPUTER SOFTWARE

                (Less accumulated amortization of $467,371 and $422,953)              617,334          971,077

INTANGIBLES AND OTHER ASSETS

                (Less accumulated amortization of $875,887 and $492,482)            9,204,684        7,796,401
                                                                                  -----------      -----------

TOTAL                                                                             $68,965,346      $64,048,985
                                                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                                     $970,670       $1,368,466

Due to related party                                                                  631,098          567,201

Accrued expenses payable:

               Accrued compensation                                                 5,569,042        4,850,817

               Accrued corporate income taxes                                         857,046        2,250,098

               Other accrued expenses                                               5,103,039        4,035,904

Shareholder notes payable and line of credit                                          239,611        1,594,534

Unearned revenues                                                                  14,032,648       11,883,577
                                                                                  -----------      -----------

               Total current liabilities                                           27,403,154       26,550,597
                                                                                  ===========      ===========

OTHER LONG-TERM LIABILITIES:

Deferred tax liabilities                                                            1,424,472        1,217,817

Long-term debt                                                                        661,158        1,384,380
                                                                                  -----------      -----------

               Total other long-term liabilities                                    2,085,630        2,602,197
                                                                                  -----------      -----------

MINORITY INTEREST                                                                     334,414               --

SHAREHOLDERS' EQUITY:

Preferred stock, no par; 10,000,000 shares authorized; non issued and outstanding

Common stock, no par; 40,000,000 shares authorized;  8,347,613  shares and
               8,300,484 shares issued and outstanding                              12,148,737      12,487,184

Retained earnings                                                                   27,097,721      22,393,261

Foreign currency translation adjustment                                               (104,310)         15,746
                                                                                   ===========     ===========

               Total shareholders' equity                                           39,142,148      34,896,191
                                                                                   ===========     ===========

TOTAL                                                                              $68,965,346     $64,048,985
                                                                                   ===========     ===========

          See Accompanying Notes to the Consolidated Financial Statements.

BARRA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)
-------------------------------------------------------------------------------





                                                                                                    Fiscal Year-to-Date
                                                                      Three Months Ended              Six Months Ended
                                                                        September 30,                  September 30,
                                                                     ------------------             -------------------
                                                                     1996          1995             1996           1995
                                                                     ----          ----             ----           ----

OPERATING REVENUES:

         Subscription and consulting fees                            $18,327,292   $14,986,714     $36,333,031     $30,253,065

         Electronic brokerage and information                          2,572,007     1,689,679       4,706,487       2,954,278

         Asset management                                              3,574,541     1,594,641       6,361,071       3,073,721
                                                                     -----------   -----------     -----------     -----------

                    Total operating revenues                          24,473,840    18,271,034      47,400,589      36,281,064
                                                                     -----------   -----------     -----------     -----------

OPERATING EXPENSES:

               Cost of subscription products                           1,669,055     1,273,892       3,559,844        2,779,548

               Compensation and benefits                              12,400,650     9,764,327      24,106,492       19,343,900

               Rent expense                                              980,624       971,108       1,969,238        1,926,044

               Other operating expenses                                4,632,146     3,412,270       8,878,063        6,690,099

               Merger costs and one-time charges                       1,756,189            --       1,756,189           --
                                                                     -----------   -----------     -----------      -----------

                    Total operating expenses                          21,438,664    15,421,597      40,269,826       30,739,591
                                                                     ===========   ===========     ===========      ===========

INTEREST AND OTHER                                                       324,021       506,114         965,365          907,554
                                                                     -----------   -----------     -----------      -----------

INCOME BEFORE EQUITY IN NET INCOME AND LOSS OF INVESTEES,
               MINORITY INTEREST, AND INCOME TAXES                     3,359,197     3,355,551       8,096,128        6,449,027

EQUITY IN NET INCOME AND LOSS OF INVESTEES                              (103,009)     (208,918)       (109,117)        (598,761)

MINORITY INTEREST                                                        127,321       (72,817)        178,543         (179,503)
                                                                     -----------    ----------     -----------      -----------

INCOME BEFORE INCOME TAXES                                             3,383,509     3,073,816       8,165,554        5,670,763

INCOME TAXES                                                          (1,447,251)   (1,325,829)     (3,461,094)      (2,453,719)
                                                                     ===========    ==========     ===========      ===========

NET INCOME                                                            $1,936,258    $1,747,987      $4,704,460       $3,217,044
                                                                     ===========    ==========     ===========      ===========

NET INCOME PER SHARE:

               PRIMARY NET INCOME PER SHARE                                $0.21         $0.20           $0.51            $0.37
                                                                     ===========    ==========     ===========      ===========

               FULLY DILUTED NET INCOME PER SHARE                          $0.21         $0.20           $0.51            $0.37
                                                                     ===========    ==========     ===========      ===========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
               PRIMARY                                                 9,226,311     8,670,916       9,286,769        8,594,314
                                                                     ===========    ==========     ===========      ===========

               FULLY DILUTED                                           9,325,915     8,685,832       9,312,843        8,704,524
                                                                     ===========    ==========     ===========      ===========


        See Accompanying Notes to the Consolidated Financial Statements.

BARRA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)
-------------------------------------------------------------------------------




                                                              Six  Months Ended
                                                                September 30,
                                                              -----------------
                                                              1996         1995
                                                              ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                    $4,704,460   $3,217,044

Adjustments to reconcile net income to net cash provided by operating activities:

               Equity in net income and loss of investees        109,117      598,761

               Minority interest                                (178,543)     179,503

               Depreciation and amortization                   1,555,477      734,663

               Amortization of computer software and
                intangibles                                      105,345      107,647

               Dividends received from investee                 (226,583)    (207,920)

               Gains on marketable securities                    (86,000)    (212,500)

               One-time charges -- Capitalized software          448,426           --

               Other                                             275,338      105,661

Changes in:

               Trade accounts receivable                      (2,019,776)     656,838

               Other accounts receivable                        (421,812)     (15,777)

               Related parties receivable                        (39,700)     (66,665)

               Prepaid expenses                                  194,913      (33,234)

               Prepaid corporate income taxes                         --       92,862

               Other assets                                      178,394     (786,709)

               Accounts payable, due to related party
                and accrued expenses                             (98,053)    (358,537)

               Unearned revenues                               2,054,486    1,359,190
                                                              ----------   ----------

Net cash provided by operating activities                      6,555,489    5,370,827
                                                              ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                          (2,131,370)    (950,356)

Short-term investments -- net                                    (59,353)    (551,733)

Investment in municipal debt securities - available for sale  (6,350,000)          --

Non-marketable investments:

               Investments in affiliates                        (875,000)    (231,484)

               Dividends received from investee                  226,583      207,920

Note receivable issued                                                --   (1,600,000)

Consolidation of Bond Express L.P. - cash acquired               146,742           --
                                                             -----------   ----------

Net cash used in investing activities                         (9,042,398)  (3,125,653)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable and lines of credit                  445,140      503,319

Repayments on notes payable and lines of credit               (2,523,285)    (160,203)

Proceeds from sale of common stock                               263,526      558,617

Common stock repurchased                                        (601,973)  (1,639,348)
                                                             -----------   ----------

Net cash used in financing activities                         (2,416,592)    (737,615)
                                                             -----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (4,903,501)   1,507,559

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              22,493,363   16,083,444
                                                             -----------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $17,589,862  $17,591,003
                                                             ===========  ===========

OTHER CASH FLOW INFORMATION:

Cash paid during the period for:

               Interest expense                                   $3,063       $2,922

               Income taxes                                   $2,938,615     $576,509

Non-cash investing transactions during the period for:

               Exchange of equity interest in LBIC for
                debt (Note 5)                                 $7,219,458           --

               Consolidation of Bond Express (Note 3):

               Note receivable                               ($2,100,000)          --

               Net assets acquired                            $1,139,726           --

               Minority Interest                                $512,877           --

               Goodwill                                       $1,473,151           --


        See Accompanying Notes to the Consolidated Financial Statements.

                             BARRA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include BARRA, Inc. (the "Company" or "BARRA") and its subsidiaries, BARRA International, Ltd., BARRA International (U.K.), Ltd., BARRA International (Japan), Ltd., Berkeley Advisors Holding Company, BARRA (FSC), Inc., BARRA (U.S.A.), Inc., Symphony Asset Management, Inc. ("Symphony"), and Rogers, Casey & Associates, Inc. and Subsidiaries (collectively "RCA" - see Note 2). The financial position and results of operations for Bond Express L.P. have also been consolidated beginning June 1, 1996 (see Note 3). All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position of BARRA as of March 31 and September 30, 1996 and the results of its operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The March 31, 1996 consolidated balance sheet included herein is derived from the unaudited consolidated balance sheet of RCA (see Note 2) and the audited consolidated financial statements included in BARRA's Annual Report which was incorporated by reference in its Form 10-K for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission on June 20, 1996 (the "Form 10-K"), but does not include all disclosures required by generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto incorporated by reference in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

2. BUSINESS COMBINATION

On July 24, 1996, BARRA merged with RCA, a firm specializing in investment consulting to money managers and pension plan sponsors. All of the common stock and outstanding options of RCA were exchanged for 481,364 shares of BARRA's common stock and 30,257 options on BARRA common stock. This merger was accounted for as a pooling-of-interests. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the unaudited financial information presented here reflects the combined results of BARRA and RCA for all periods presented.

All fees and expenses related to the merger have been expensed as required under the pooling-of-interests method of accounting. These expenses have been reflected in the consolidated statement of income for the three and six months ended September 30, 1996. These fees and expenses were $1,307,763 for both the three and six months ended September 30, 1996 and consisted primarily of fees for legal and accounting services, investment banking fees and costs associated with integrating the operations of the combined companies. The Company also recorded a one-time charge of $448,426 related to the write-off of capitalized software related to a product under development in which the costs were not recoverable based on present revenue estimates and whose value was therefor impaired.

The operating results of the separate companies prior to the merger were as follows:

               Three months ended September 30, 1995:

                                   Revenues       Net Income
                                   --------       ----------
                    BARRA          $14,652,171    $1,743,070
                    RCA             3,618,863          4,917
                                   ----------     ----------
                    Combined       $18,271,034    $1,747,987

               Six months ended September 30, 1995:

                                   Revenues       Net Income
                                   --------       ----------
                    BARRA          $28,666,276    $3,162,853
                    RCA              7,614,788        54,191
                                   -----------    ----------
                    Combined       $36,281,064    $3,217,044

3.             CONSOLIDATION OF BOND EXPRESS L.P.

In August, 1995 the Company committed to make a long-term loan of $2,100,000 to Bond Express L.P. ("Bond Express"). Bond Express is a distributor, on a subscription basis, of software and databases of fixed income security offering information from bond dealers. During the quarter ended June 30, 1996, the Company fully disbursed its remaining commitment on the loan which activated the Company's option to convert its interest in Bond Express from debt to a 55% controlling equity interest. While this option has not been exercised, the

Company believes that it has operational and financial control over Bond Express. Accordingly, beginning June 1, 1996, the Company has consolidated the financial position and results of operations of Bond Express. The difference between the Company's investment (principally its note receivable) and the net assets of Bond Express at June 1, 1996 of approximately $1.5 million has been recorded as goodwill and will be amortized over a period of 10 years. Bond Express had operating revenues of $284,510 and $377,507 and operating expenses of $567,123 and $774,270 for the three and six month periods ended September 30, 1996, respectively, which have been combined with BARRA's consolidated results of operations for the same periods. The Company disbursed an additional $75,000 to Bond Express on terms similar to the existing note receivable during the quarter. The minority interest's share (45%) of net assets and net losses has been shown separately in the consolidated financial statements.

4.             INVESTMENT IN MUNICIPAL DEBT SECURITIES

Commencing in May, 1996, the Company, through an unaffiliated professional portfolio manager, began investing a portion of its available cash resources in debt securities issued by various state and county municipalities. Interest on the securities is tax exempt and adjusts to market rates during designated interest reset periods which occur at least every month. While the securities have contractual maturity dates ranging from years 2004 to 2030, each security grants the investor the option to put the security back to the issuer at par during exercise periods which coincide with interest reset dates. The Company has classified such securities as available for sale pursuant to the criteria established by SFAS 115 "Accounting for Certain
Investments in Marketable Equity and Debt Securities".   Accordingly, the
securities are reported at their fair value in the consolidated statement of financial position with any unrealized net gains or losses reported as a separate component of stockholders' equity. At September 30, 1996, the Company had $6,350,000 in municipal debt securities -available for sale and no unrealized gains or losses.

5.             INVESTMENT IN LIBERTY BROKERAGE INVESTMENT CORPORATION

As previously reported in the Company's Annual Report for the fiscal year ending March 31, 1996, the Company exchanged its investment in preferred stock of Liberty Brokerage Investment Corp. (LBIC) for a $7,219,474 convertible secured 7.84% promissory note on April 16, 1996. The principal amount of the note receivable issued by LBIC was equal to the Company's investment balance on the date of the exchange. Prior to the exchange, the Company accounted for its investment in LBIC using the cost method. Accordingly, the transaction resulted in a reclassification of the Company's investment from non-marketable investments to note receivable in the accompanying consolidated balance sheet. Principal payments on the note receivable are due in installments of $1,804,869 on March 31, 1997, and September 30, 1997, respectively, and the remaining balance is due on March 31, 1998.

6.             REORGANIZATION OF SYMPHONY ASSET MANAGEMENT

As previously reported in the Company's June 30, 1996 10-Q, effective July 1, 1996, the Company's wholly owned subsidiary, Symphony, contributed its assets, liabilities and business to Symphony Asset Management LLC ("SAMLLC"), a newly formed entity, in exchange for interests in SAMLLC pursuant to an Operating Agreement of Symphony Asset Management LLC (the "Agreement"). The capitalization of SAMLLC consists of four defined Interest Classes (Class 1,
Class 2, Class 3 and Class 4).   Class 1, Class 2 and Class 4 interests
belong to Symphony (which continues to be wholly owned by the Company) while Class 3 interests belong to a newly formed limited liability company, Maestro LLC ("Maestro"), whose owners are principals of SAMLLC.

The Agreement provides for the continuation of a bonus to be paid to the principals of SAMLLC equal to 25% of SAMLLC profits (as defined). This bonus is included in compensation and benefits expense in the accompanying financial statements. This bonus is only in effect until the Class 2 interests are redeemed at which time it converts to a profits interest.

The Company had previously consolidated Symphony and will consolidate the financial position and results of operations of SAMLLC and separately record the Class 3 interest share of net assets and net income as a minority interest.

7.             NET INCOME PER SHARE

Net income per share is computed using the primary and fully diluted weighted average number of common shares outstanding during the period as adjusted for the shares issued in the merger described in Note 2 and after including the effect on dilution, if any, of the exercise of common stock options using the treasury stock method. There was no material difference between the fully diluted and primary net income per share amounts for the three month and six month periods ended September 30, 1996 or September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the BARRA unaudited financial statements and related notes presented in this Form 10-Q. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future. Each statement made in this discussion and analysis and elsewhere in this report and related financial statements and notes thereto, containing any form of the words "anticipate", "expect," "believe," "future" or "forward" is a forward-looking statement that may involve a number of risk factors and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and other changes in the Company's industry; competitive factors such as rival products and price pressures both domestically and internationally; availability of adequate third-party data on reasonable terms and at reasonable prices; significant delays or excessive costs associated with product research, development and/or introduction; the loss of a large single revenue source; the investment performance of the Company's asset management subsidiary; significant changes in trading volumes on the POSIT trading system; and fluctuations in U.S. dollar exchange rates for non-U.S. currencies. Further information and potential risk factors that could affect the Company's financial results are included in the Company's Form 10-K for the fiscal year ended March 31, 1996.

A.  GENERAL

Certain of the information required by this item has been previously reported under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

On July 24, 1996, BARRA merged with RCA, a firm specializing in investment consulting to money managers and pension plan sponsors. All of the common stock and outstanding options of RCA were exchanged for 481,364 shares of BARRA's common stock and 30,257 options on BARRA common stock. This merger was accounted for as a pooling-of-interests. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the unaudited financial information presented here reflects the combined results of BARRA and RCA for all periods presented.

As discussed in Note 3 to the financial statements provided in Part I, the Company consolidated Bond Express L.P. beginning June 1, 1996. Accordingly, the following discussion of changes in financial position and results of operations for the three month and six month periods ending September 30, 1996 includes related amounts from Bond Express for the period beginning June 1, 1996. Where changes in such amounts are significant and primarily reflective of the consolidation, separate disclosure of Bond Express amounts has been provided.

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

For the quarter ended September 30, 1996, when compared to the same quarter a year ago, the U.S. dollar strengthened significantly against the yen, and less significantly against the pound and the ECU - all of which had the effect of decreasing the dollar value of net revenues denominated in these non-U.S. currencies. The Company estimates that the strengthening of the U.S. dollar accounted for approximately $300,000 in decreased consolidated operating revenues and approximately $35,000 in decreased consolidated net income for the quarter ended September 30, 1996 when compared to the same quarter a year ago.

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

B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's consolidated financial condition result from a comparison of BARRA's balance sheet at September 30, 1996 to the balance sheet at March 31, 1996.

FINANCIAL CONDITION

Total assets increased $4,916,361 or 7.7%.

Total current assets increased $3,824,405 or 9.63%. This net increase consisted primarily of increased cash and trade receivables resulting from business growth.

Notes receivable increased $5,703,179 and Non-Marketable investments decreased $7,049,096 primarily as a result of the Company's exchange of its investment in preferred stock of LBIC into a note receivable of $7,219,458 (see Note 5 to the financial statements provided in Part I) offset by the consolidation of Bond Express which resulted in a $1,600,000 reduction.

Intangibles and other assets increased by $1,408,283. This increase was almost entirely due to the Company's consolidation of Bond Express resulting in additional goodwill of approximately $2,100,000; $600,000 of which related to a prior transaction recorded on the financial statements of Bond Express that was unrelated to the consolidation. This increase was partially offset by the amortization of intangibles during the period totaling approximately $600,000.

Total current liabilities increased by $852,557 or 3.2% primarily due to increases in accruals and unearned revenues associated with the general growth of BARRA's business and the timing of advanced payments received on subscription contracts.

Minority interest in equity of subsidiary represents the 45% interest in the net assets of Bond Express not owned by the Company.

Shareholders' equity in common stock decreased by $338,447 reflecting the net result of RCA contractually required share repurchases prior to the merger and the issuance of BARRA common stock during the quarter in connection with exercises of stock options under the Company's Employee Stock Option Plan and shares purchased under the Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, short-term investments and investment in municipal debt securities available-for-sale totaled $27,596,733 at September 30, 1996. In addition, the Company has a commitment from a bank for an unsecured short-term line of credit of up to $5 million - of which, no amounts have been, or are presently anticipated to be, drawn down.

BARRA believes that its cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet its cash requirements for capital expenditures and other cash needs for ongoing business operations. Other than what has been described herein, the Company has no present binding understandings or commitments with respect to any significant acquisitions.

PRINCIPAL FINANCIAL COMMITMENTS. The Company's principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities.

C.  RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's results of operations are derived from comparisons of BARRA's consolidated statements of income for the three months and six months ended September 30, 1996 and September 30, 1995.

NET INCOME

NET INCOME for the current quarter was $1,936,258 or $0.21 per share, compared to $1,747,987 or $0.20 per share for the same quarter a year ago, and $4,704,460 or $0.51 per share for the six months ended September 30, 1996 compared to $3,217,044 or $0.37 per share for the same period a year ago.
Net income for the current quarter and six months ended September 30, 1996 is after expenses for merger costs related to the acquisition of RCA and one-time charges of $1,756,189 or $0.11 per share.

OPERATING REVENUES. Total operating revenues increased $6,202,806 or 34% over the same quarter a year ago and $11,119,525 or 31% over the same six month period a year ago.

SUBSCRIPTION AND CONSULTING FEES consist of annual subscription fees for BARRA's software products and revenues from other sources related to the core institutional analytics business (which include timesharing revenues, seminar revenues and other recurring and one-time fees) and consulting services to pension plan sponsors and investment managers. Total subscription and consulting fees increased $3,340,578 or 22% over the same quarter a year ago and $6,079,966 or 20% over the same six month period a year ago.

SUBSCRIPTION AND RELATED FEES increased $2,185,468 or 18% over the same quarter a year ago and $3,910,913 or 16% over the same six month period a year ago. The following discusses changes in the primary sources of subscription and related fees for the three month and six month periods ending September 30, 1996 compared to the same periods a year ago:

ANNUAL SUBSCRIPTION FEES FOR BARRA'S SOFTWARE PRODUCTS increased approximately $2,326,000 or 22% compared to the same quarter a year ago and $4,026,000 or 19% compared to the same six month period a year ago. The growth in annual subscription fees continues to be generated from a combination of both obtaining new clients through entry into new markets as well as increasing revenues from existing customers through the introduction of new products and services and an overall increased emphasis on marketing and sales. For the three months ended September 30, 1996 compared to the same quarter a year ago, annual subscription fees revenue for the U.S and non-U.S. markets increased approximately 26% and 19%, respectively. For the six months ended September 30, 1996 compared to the same period a year ago, annual subscription fees revenue for the U.S and non-U.S. markets increased
approximately 26% and 16%, respectively.   For both markets, revenue growth
primarily came from equity models and related data reflecting the continued success of the BARRA Aegis System-TM-. Fixed Income product sales also contributed to the overall increase as a result of sales of the BARRA COSMOS System-TM-, which was introduced in April, 1996. Increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions. With respect to the non-U.S. markets, the U.S. dollar strengthened significantly against the yen and less significantly against both the pound and the ECU - all of which had the effect of decreasing the dollar value of these revenues which are denominated in non-U.S. currencies. Disallowing for the affect of foreign currency fluctuations, revenue growth for the non-U.S. markets when comparing the current quarter to the same quarter a year ago would have been approximately 24%.

REVENUES FROM OTHER SOURCES RELATED TO THE CORE INSTITUTIONAL ANALYTICS BUSINESS - which include timesharing revenues, seminar revenues and other recurring and one-time fees - represent approximately 10% and 12% of total subscription and related fees for the three and six month periods ended September 30, 1996 compared to 14% and 15% for the same periods a year ago. The decline in the relative amounts and significance of this component of revenue continues to be from the conversion of clients from timesharing to in-house computers for running BARRA's products and declines in one-time fees associated with completion of various projects and the current lack of emphasis on such projects.

CONSULTING FEES

Consulting fee revenues from RCA increased $1,155,000 or 44% from the same quarter a year ago and $2,169,000 or 38% from the same six month period a year ago. Consulting fees consist primarily of services to pension plan sponsors ("Sponsor Services") which are usually recurring retainer-based fee arrangements, and consulting to money managers ("Strategic Services"), which are usually non-recurring, project type engagements that are completed in phases. Also included in Strategic Services revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, Strategic Services revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions.

Sponsor Services consulting revenues increased $341,000 or 18% compared to the same quarter a year ago and $699,000 or 19% compared to the same six month period a year ago. These increases reflect growth in the number of plan sponsor clients. Strategic Services revenues increased $814,000 or 118% compared to the same quarter a year ago and $1,470,000 or 71% compared to the same six month period a year ago. These increases include the impact of $900,000 in strategic transaction fees earned in the quarter ended June 30, 1996.

ELECTRONIC BROKERAGE AND INFORMATION

ELECTRONIC BROKERAGE AND INFORMATION revenues increased $882,328 or 52% compared to the same quarter a year ago and $1,752,209 or 59% compared to same six month period a year ago. This component of revenue consists almost entirely of license fees from Portfolio System for Institutional Trading ("POSIT"), which in itself increased $617,818 or 37% compared to the same quarter a year ago and $1,374,702 or 47% compared to the same six month period a year ago. BARRA's revenues from POSIT derive from commissions generated by the trading volume in the system. POSIT's trading volumes and related revenues on 902 million shares traded for the current fiscal quarter marked the highest quarter in POSIT's history. While some of the increase in trading volume can be attributed to overall higher market trading activity during the quarter, much of the increase is a result of greater usage of the system by its major participants. The consolidation of Bond Express accounted for approximately $288,000 and $378,000 of the revenue increases from the three and six month periods ended September 30, 1995, respectively.

ASSET MANAGEMENT

ASSET MANAGEMENT revenues increased $1,979,900 or 124% compared to the same quarter a year ago and $3,287,350 or 107% compared to the same six month period a year ago. Asset management revenues consist of business from both Symphony and RCA asset management services, which include management of customized multi-manager programs and advisory services on private market investment programs.

Symphony's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. Symphony's total revenues were $2,352,000 for the current quarter and $4,058,000 for the six month period ended September 30, 1996 compared to $599,000 and $1,178,000 for the same periods a year ago. Performance fees included in total revenues were $1,366,000 and $2,147,000, for the current fiscal quarter and six month period compared to $200,000 for each of the same periods in the prior fiscal year. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of the first year of the contract and at the end of each subsequent measurement period thereafter. Accordingly, and by comparison, there were only a small number of investor accounts which had reached their initial measurement dates in the comparison periods from a year ago. As of September 30, 1996, Symphony had approximately $670 million under direct management in a combination of private accounts, institutional and mutual funds management arrangements and another $205 million managed under sub-advisory arrangements. Symphony's future revenues will depend, in some cases to a great extent, on the performance of the funds it manages. The timing of Symphony's future revenues will also depend on the timing of dates that trigger performance fees.

RCA's asset management revenues consist primarily of asset management fees which are a fixed percentage of asset value and advisory fees. RCA receives no performance fees on its managed accounts. RCA asset management fees were $1,223,000 and $2,302,000 for the current quarter and six month period ended September 30, 1996 compared to $995,000 and $1,895,000 for the same periods a year ago. The increase in both periods is primarily reflective of base fee increases as a result of growth in assets under management. At September 30, 1996, RCA had approximately $133 million in assets under direct management and approximately $2 billion in assets it was managing under various multi-manager programs.

OPERATING EXPENSES. Total operating expenses increased $6,017,067 or 39% compared to the same quarter a year ago and $9,530,235 or 31% from the same six month period a year ago.

COST OF SUBSCRIPTION PRODUCTS

COST OF SUBSCRIPTION PRODUCTS consists of computer access charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense increased $395,163 or 31% compared to the same quarter a year ago and $780,296 or 28% from the same six month period a year ago primarily due to increased data and computer access costs associated with new and existing BARRA services. The Company anticipates that data costs will continue to increase into the future as BARRA's demands for new and expanded data sources increase in order to meet product development and enhancement and market needs.

COMPENSATION AND BENEFITS

COMPENSATION AND BENEFITS increased $2,636,323 or 27% compared to the same quarter a year ago and $4,762,592 or 25% from the same six month period a year ago. Approximately 55% of the quarterly increase and 58% of the six month increase comes from growth in the Company's full-time personnel and the Company's annual salary administration and performance evaluation process which results in annual reviews and salary adjustments that are effective on July 1 of each year. The total number of non-U.S. full-time employees grew by 25% and the number of employees in the U.S. grew by 14%, when comparing the current quarter to the same quarter a year ago. The growth internationally was partially offset by decreases associated with the strengthening of the U.S. dollar overseas. The remainder of this increase - approximately 45% of the quarterly increase and 42% of the six month increase
- came from increases in incentive-related expenses associated with increased profitability of the Company, the growth in the operations of Symphony, the use of contractors for special projects to speed product development, and the consolidation of Bond Express.

OTHER OPERATING EXPENSES

OTHER OPERATING EXPENSES increased $1,219,876 or 36% compared to the same quarter a year ago and $2,187,964 or 33% from the same six month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data costs related to non-subscription services, marketing, advertising, outside legal and accounting services and other corporate expenses. The increase was predominantly the result of higher external development costs associated with information systems upgrades and higher data costs at Symphony related to their increase in revenues. Other increases in travel, computer and office equipment and insurance related expenses were reflective of, and consistent with, the general growth of BARRA's business and the costs of supporting a larger client base. The consolidation of Bond Express also contributed approximately $206,000 and $304,000 to the increases from the quarter and six month period ended September 30, 1995, respectively.

MERGER COSTS AND ONE-TIME CHARGES

In the quarter ended September 30, 1996, in connection with the RCA merger, the Company recorded related costs of approximately $1,308,000 consisting primarily of professional services and other costs associated with integrating the combined operations of the two firms. The Company also recorded a one-time charge of approximately $448,000 for the write-off of capitalized software related to a product under development in which the costs were not recoverable based on present revenue estimates and whose value was therefor impaired.

INTEREST AND OTHER

INTEREST AND OTHER decreased $182,093 or 36% compared to the same quarter a year ago and increased $57,811 or 6% from the same six month period a year ago. Decrease from the same quarter a year ago reflects lower recorded gains on the Company's short-term investments. Increase from the same six month period a year ago reflects the recognition and receipt of dividends from LBIC totaling $226,583 in the previous quarter ended June 30, 1996 and increases in funds generated from operations that are available for investment.

EQUITY IN NET INCOME AND LOSS OF INVESTEES

Net losses from BARRA's joint ventures and other strategic relationships decreased $105,909 or 51% compared to the same quarter a year ago and decreased $489,644 or 82% from the same six month period a year ago. The decreases in both periods were primarily the result of non-recurring losses incurred by the Company in prior year periods in connection with interests in Metaxis S.A. and Metaxis Placements S.A.

Minority interest represents the 45% share of Bond Express L.P.'s net loss.

                             PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

All information required by this item has been previously reported under the heading "Business-Litigation" in the Form 10-K. There have been no other material developments in the legal proceedings of BARRA since the date of the Form 10-K.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)            The following exhibits are required by Item 601 of Regulation
               S-K:  None.

(b)            Reports on Form 8-K:  None.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BARRA, Inc.
                                                       (Registrant)

Date:  November __, 1996                               Andrew Rudd
                                              ----------------------------
                                              Andrew Rudd, Chairman of the
                                              Board of Directors and Chief
                                              Executive Officer

Date:  November __, 1996                             James D. Kirsner
                                              ----------------------------
                                              James D. Kirsner, Chief

                                EXHIBIT INDEX


Exhibit                                                             Sequential
Number       Exhibit Description                                   Page Number
------       -------------------                                   -----------

             None.