Form 10-Q
period 1996-12-31
BARRA INC /CA
filed 1997-02-14
CIK 878483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

          For the quarterly period ended DECEMBER 31, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934



          For the transition period from        to
                                         ------    -------


                         Commission File Number 0-19690





                                   BARRA, INC.
             (Exact name of registrant as specified in its charter)




          California                                        94-2993326
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of December 31, 1996 was 8,373,221.

     Exhibit Index is located on page 21.

                                      INDEX


                                                                            PAGE
                                                                          NUMBER
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

          Unaudited Consolidated Balance Sheets as of December 31, 1996
          and as of March 31, 1996                                          3

          Unaudited Consolidated Statements of Income for the Three
          Months and Nine Months Ended December 31, 1996 and
          December 31, 1995                                                 4


          Unaudited Consolidated Statements of Cash Flows for the
          Nine Months Ended December 31, 1996 and December 31, 1995         5

          Notes to Consolidated Financial Statements                        6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10




                                                                            PAGE
                                                                          NUMBER

PART II   OTHER INFORMATION


Item 1    Legal Proceedings                                                19

Item 4    Submission of Matters to a Vote of Security Holders              19

Item 5    Other Information                                                19

Item 6    Exhibits and Reports on Form 8-K                                 19

          Signatures                                                       20

          Exhibit Index                                                    21

                          PART I Financial Information


ITEM 1.   FINANCIAL STATEMENTS.


BARRA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF DECEMBER 31, 1996 AND MARCH 31, 1996
--------------------------------------------------------------------------------

                                                                                               31-Dec-96            31-Mar-96
                                                                                            ---------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                     $18,693,189         $22,493,363
Accounts receivable:
   Trade (Less allowance for doubtful accounts of $143,000 and $129,237)                       17,966,378          12,303,850
   Other                                                                                          451,176             522,112
   Related parties                                                                                497,435              45,899
Short-term investments                                                                          4,292,728           3,511,518
Investment in municipal debt securities - available for sale                                    6,758,700                  --
Prepaid expenses                                                                                1,252,935             822,450
------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                        49,912,541          39,699,192
------------------------------------------------------------------------------------------------------------------------------
NOTES RECEIVABLE                                                                                7,362,139           1,658,960
NON-MARKETABLE INVESTMENTS                                                                        169,925           7,300,347
FURNITURE AND EQUIPMENT:
   Computer equipment                                                                          11,249,324           8,716,136
   Office equipment                                                                               667,037             729,248
   Furniture and fixtures                                                                       3,717,184           3,335,342
------------------------------------------------------------------------------------------------------------------------------
     Total furniture and equipment                                                             15,633,545          12,780,726
   Less accumulated depreciation and amortization                                              (9,254,295)         (7,742,149)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                6,379,250           5,038,577

DEFERRED TAX ASSETS                                                                             1,584,431           1,584,431
COMPUTER SOFTWARE
    (Less accumulated amortization of $507,817 and $422,953)                                      576,888             971,077
INTANGIBLES AND OTHER ASSETS
    (Less accumulated amortization of $1,206,588 and $492,482)                                  8,643,255           7,796,401
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                         $74,628,429         $64,048,985
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                               $1,858,510          $1,368,466
Due to related party                                                                              705,308             567,201
Accrued expenses payable:
   Accrued compensation                                                                         6,021,959           4,850,817
   Accrued corporate income taxes                                                               2,662,883           2,250,098
   Other accrued expenses                                                                       5,414,411           4,035,904
Former shareholder notes payable and line of credit                                               725,426           1,594,534
Unearned revenues                                                                              11,950,031          11,883,577
------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                   29,338,528          26,550,597
------------------------------------------------------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities                                                                        1,469,587           1,217,817
Long-term debt                                                                                         --           1,384,380
------------------------------------------------------------------------------------------------------------------------------
   Total other long-term liabilities                                                            1,469,587           2,602,197
------------------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                                 327,711                  --
SHAREHOLDERS' EQUITY:
Preferred stock, no par; 10,000,000 shares authorized; non issued and outstanding
Common stock, no par; 40,000,000 shares authorized;  8,373,221  shares and
   8,300,484 shares issued and outstanding                                                     12,415,316          12,487,184
Retained earnings                                                                              31,311,829          22,393,261
Foreign currency translation adjustment                                                          (234,542)             15,746
------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                  43,492,603          34,896,191
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                         $74,628,429         $64,048,985
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------



         See Accompanying Notes to the Consolidated Financial Statements

BARRA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995
(UNAUDITED)
--------------------------------------------------------------------------------


                                                              Three Months Ended December 31,     Nine Months Ended December 31,
                                                              -------------------------------     ------------------------------
                                                                   1996            1995                1996           1995
                                                              -------------------------------     ------------------------------

OPERATING REVENUES:
   Subscription and consulting fees                             $19,004,617    $16,690,396         $55,337,648    $46,943,461
   Electronic brokerage and information                           2,573,056      1,650,638           7,279,543      4,604,916
   Asset management                                               6,306,702      2,228,740          12,667,773      5,302,461
                                                                --------------------------         --------------------------
     Total operating revenues                                    27,884,375     20,569,774          75,284,964     56,850,838
                                                                --------------------------         --------------------------

OPERATING EXPENSES:
   Cost of subscription products                                  1,867,445      1,694,466           5,427,290      4,474,014
   Compensation and benefits                                     13,153,782     10,714,823          37,260,274     30,058,723
   Rent expense                                                   1,000,976        965,601           2,970,214      2,891,645
   Other operating expenses                                       4,879,185      4,751,921          13,757,247     11,442,020
   Merger costs and one-time charges                                     --             --           1,756,189             --
                                                                --------------------------         --------------------------
     Total operating expenses                                    20,901,388     18,126,811          61,171,214     48,866,402
                                                                --------------------------         --------------------------

INTEREST INCOME & OTHER                                             533,471        239,487           1,498,836      1,147,041
                                                                --------------------------         --------------------------

INCOME BEFORE EQUITY IN NET INCOME AND LOSS OF
   INVESTEES, MINORITY INTEREST AND INCOME TAXES                  7,516,458      2,682,450          15,612,586      9,131,477

EQUITY IN NET INCOME AND LOSS OF INVESTEES                         (147,213)       (68,855)           (256,330)      (667,616)

MINORITY INTEREST                                                    55,623        (32,022)            234,166       (211,525)
                                                                --------------------------         --------------------------

INCOME BEFORE INCOME TAXES                                        7,424,868      2,581,573          15,590,422      8,252,336

INCOME TAXES                                                     (3,210,760)    (1,350,535)         (6,671,854)    (3,804,254)
                                                                --------------------------         --------------------------

NET INCOME                                                       $4,214,108     $1,231,038          $8,918,568     $4,448,082
                                                                --------------------------         --------------------------
                                                                --------------------------         --------------------------

NET INCOME PER SHARE:
   PRIMARY                                                            $0.45          $0.14               $0.96          $0.51
                                                                --------------------------         --------------------------
                                                                --------------------------         --------------------------
   FULLY-DILUTED                                                      $0.45          $0.14               $0.95          $0.50
                                                                --------------------------         --------------------------
                                                                --------------------------         --------------------------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES:
   PRIMARY                                                        9,347,899      8,873,539           9,306,732      8,703,054
                                                                --------------------------         --------------------------
                                                                --------------------------         --------------------------
   FULLY-DILUTED                                                  9,377,746      9,010,936           9,358,544      8,944,763
                                                                --------------------------         --------------------------
                                                                --------------------------         --------------------------



         See Accompanying Notes to the Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                     Nine  Months Ended,
                                                                                                        December 31,
                                                                                             ---------------------------------
                                                                                                  1996                1995
                                                                                             ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                     $8,918,568          $4,448,082
Adjustments to reconcile net income to net cash provided
by operating activities:
   Equity in net income and loss of investees                                                     256,330             667,616
   Minority interest                                                                             (234,166)            211,525
   Depreciation and amortization                                                                1,512,146           1,078,391
   Amortization of computer software and intangibles                                            1,005,642             132,074
   Dividends received from investee                                                              (226,583)           (207,920)
   Gains on marketable securities                                                                (315,353)           (320,000)
   One-time charges - Capitalized software                                                        448,426                  --
   Other                                                                                          219,620             139,899
Changes in:
   Trade accounts receivable                                                                   (5,534,709)           (208,094)
   Other accounts receivable                                                                     (189,473)            (28,211)
   Related parties receivable                                                                    (451,536)            160,810
   Prepaid expenses                                                                              (398,083)           (357,923)
   Prepaid corporate income taxes                                                                      --            (267,762)
   Other assets                                                                                   436,688            (536,669)
   Accounts payable, due to related party and accrued expenses                                  3,434,123           2,344,013
   Unearned revenues                                                                              (28,131)           (119,190)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                       8,853,509           7,136,641
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                           (2,602,095)         (1,556,901)
Short-term investments - net                                                                     (465,857)          3,719,937
Investment in municipal debt securities - available for sale                                   (6,758,700)                 --
Exercise of Options                                                                                    --             156,969
Purchase of Model Rights                                                                               --          (4,447,280)
Non-marketable investments:
   Investments in affiliates                                                                     (875,000)             84,819
   Dividends received from investee                                                               226,583             207,920
Note receivable issued                                                                                 --          (1,600,000)
Consolidation of Bond Express L.P. - cash acquired                                                146,742                  --
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (10,328,327)         (3,434,536)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and lines of credit                                                   445,140             710,618
Repayments on notes payable and lines of credit                                                (2,698,628)                 --
Proceeds from sale of common stock                                                                530,105             823,920
Common stock repurchased                                                                         (601,973)         (2,806,598)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                          (2,325,356)         (1,272,060)
------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (3,800,174)          2,430,045
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               22,493,363          16,042,932
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $18,693,189         $18,472,977
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest expense                                                                              $142,245            $116,766
   Income taxes                                                                                $4,351,990          $2,930,012
Non-cash investing transactions during the period for:
   Exchange of equity interest in LBIC for debt (Note 6)                                       $7,219,458                  --
   Consolidation of Bond Express (Note 4):
   Note receivable                                                                            ($2,100,000)                 --
   Net assets acquired                                                                         $1,139,726                  --
   Minority Interest                                                                             $512,877                  --
   Goodwill                                                                                    $1,473,151                  --



         See Accompanying Notes to the Consolidated Financial Statements
                                        5

                          BARRA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include BARRA, Inc. (the "Company" or "BARRA") and its subsidiaries: BARRA International, Ltd.; BARRA International (U.K.), Ltd.; BARRA International (Japan), Ltd.; Berkeley Advisors Holding Company; BARRA (FSC), Inc.; BARRA (U.S.A.), Inc.; Symphony Asset Management, Inc. ("Symphony"); and Rogers, Casey & Associates, Inc. and subsidiaries (collectively "RCA" - see Note 2). The financial position and results of operations for Bond Express L.P. have also been consolidated beginning June 1, 1996 (see Note 4). All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position of BARRA as of December 31, 1996 and the results of its operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 1996 consolidated balance sheet is derived from the unaudited consolidated balance sheet of RCA (see Note 2) and the audited consolidated financial statements included in BARRA's Annual Report which was incorporated by reference in its Form 10-K for the fiscal year ended March 31, 1996, and filed with the Securities and Exchange Commission on June 20, 1996 (the "Form 10-K"), but does not include all disclosures required by generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes incorporated by reference in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

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

All fees and expenses related to the merger have been expensed as required under the pooling-of-interests method of accounting. These fees and expenses were $1,307,763 for the nine months ended December 31, 1996 and consisted primarily of fees for legal and accounting services, investment banking fees and costs associated with integrating the operations of the combined companies. The Company also recorded a one-time charge of $448,426 related to the write-off of capitalized software on the books of RCA at the time of the merger.

The operating results of the separate companies prior to the merger were as follows:

     Three months ended December 31, 1995:

                                Revenues     Net Income(Loss)
                                --------     ----------------
          BARRA               $15,973,936       $2,008,676
          RCA                   4,595,838         (777,638)
                              -----------      -----------
          Combined            $20,569,774       $1,231,038

     Nine months ended December 31, 1995:

                                Revenues     Net Income(Loss)
                                --------     ----------------
          BARRA               $44,640,212       $5,171,529
          RCA                  12,210,626         (723,447)
                              -----------       ----------
          Combined            $56,850,838       $4,448,082

3.   REORGANIZATION OF SYMPHONY ASSET MANAGEMENT

Effective July 1, 1996, the Company's wholly owned subsidiary, Symphony Asset Management, Inc.("Symphony"), contributed its assets, liabilities and business to Symphony Asset Management LLC ("SAM LLC"), a newly formed entity, in exchange for interests in SAM LLC pursuant to an Operating Agreement of Symphony Asset Management LLC (the "Agreement"). The capitalization of SAM LLC consists of four defined Interest Classes (Class 1, Class 2, Class 3 and Class 4). Class 1, Class 2 and Class 4 interests belong to Symphony (which continues to be wholly owned by the Company) while Class 3 interests belong to a newly formed limited liability company, Maestro, LLC ("Maestro"), whose owners are principals of SAM LLC.

The Agreement also provides for a bonus to be paid to certain employees of SAM LLC equal to 25% of SAM LLC profits (as defined). This bonus is only in effect until the Class 2 interests are redeemed. In the quarter ended December 31, 1996, the Class 2 interests were redeemed and the bonus will be replaced by a profits interest that will start at 25% and could grow to a maximum of 50% depending upon future levels of SAM LLC operating income.

The Company had previously consolidated Symphony and will consolidate the financial position and results of operations of SAM LLC and separately record the Class 3 interest share of net assets and net income as a minority interest.

4.   CONSOLIDATION OF BOND EXPRESS, L.P.

In August 1995 the Company committed to make a long-term loan of $2,100,000 to Bond Express, L.P. ("Bond Express"). Bond Express is a distributor, on a subscription basis, of software and databases of fixed income security offering information from bond dealers. During the quarter ended June 30, 1996, the Company fully disbursed its remaining commitment on the loan which activated the Company's option to convert its interest in Bond Express from debt to a 55% controlling equity interest. While this option has not been exercised, the Company believes that it has operational and financial control over Bond Express. Accordingly, beginning June 1, 1996, the Company has consolidated the financial position and results of operations of Bond Express. The difference between the Company's investment (principally its note receivable) and the net assets of Bond Express at June 1, 1996 of approximately $1.5 million has been recorded as goodwill and will be amortized over a period of 10 years. Bond Express had operating revenues of $324,342 and $701,849 and operating expenses of $754,188 and $1,528,458 for the three and nine month periods ended December 31, 1996, respectively, which have been combined with BARRA's consolidated results of operations for the same periods. Subsequent to June 1, 1996, the Company has disbursed an additional $115,000 to Bond Express on terms similar to the existing note receivable. The minority interest's share (45%) of net assets and net losses has been shown separately in the consolidated financial statements.

5.   INVESTMENT IN MUNICIPAL DEBT SECURITIES

Beginning in April 1996 the Company, through an unaffiliated professional portfolio manager, began investing a portion of its available cash resources in debt securities issued by various state and county municipalities. The Company has classified these securities as available for sale pursuant to the criteria established by SFAS 115 "Accounting for Certain Investments in Marketable Equity and Debt Securities".

Accordingly, the securities are reported at their fair value in the consolidated statement of financial position with any unrealized net gains or losses reported as a separate component of stockholders' equity. At December 31, 1996, the Company had $6,758,700 in municipal debt securities - available for sale and no unrealized gains or losses.



6.   INVESTMENT IN LIBERTY BROKERAGE INVESTMENT CORPORATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the BARRA, Inc. ("BARRA" or the "Company") unaudited financial statements and related notes presented in this Form 10-Q. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future. Each statement made in this discussion and analysis and elsewhere in this report containing any form of the words "anticipate", "expect," "believe," "future" or "forward" is a forward-looking statement that may involve a number of risk factors and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and other changes in the Company's industry; competitive factors such as rival products and price pressures both domestically and internationally; availability of adequate third-party data on reasonable terms and at reasonable prices; significant delays or excessive costs associated with product research, development and/or introduction; the loss of a large single revenue source; the investment performance and the timing of performance fee determination dates for the Company's asset management subsidiary; significant changes in trading volumes on the POSIT trading system; and fluctuations in U.S. dollar exchange rates for non-U.S. currencies. Further information and potential risk factors that could affect the Company's financial results are included in the Company's Form 10-K for the fiscal year ended March 31, 1996.



A.  GENERAL

Certain of the information required by this item has been previously reported under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

As discussed in Note 2 to the financial statements, on July 24, 1996, BARRA merged with RCA. The unaudited financial information presented here reflects the combined results of BARRA and RCA for all periods presented.

As discussed in Note 4 to the financial statements provided in Part I, the Company consolidated Bond Express, L.P. beginning June 1, 1996. Accordingly, the following discussion of changes in financial position and results of operations for the three month and nine month periods ending December 31,

1996 includes related amounts from Bond Express for the period beginning June 1, 1996 only.

FOREIGN CURRENCY
BARRA, as an international corporation, generates revenues from clients throughout the world, maintains sales and representative offices world-wide and holds certain deposits and accounts in foreign currencies. BARRA's revenues are generated from both United States and foreign currencies. BARRA's subscriptions in the United Kingdom and the European Community are priced in British pounds sterling ("pounds") and European Currency Units ("ECUs"), respectively. Additionally, BARRA's consolidated subsidiary, BARRA International (Japan), Ltd. ("BARRA Japan", formerly N.B. Investment Technology Co., Ltd.), generates revenues, has expenses and has assets and liabilities in Japanese yen. All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. The Company has considered its exposures to foreign currency fluctuations and to this point has decided not to engage in hedging or managing exposures to foreign currency fluctuations through contracts for the purchase, sale or swapping of currencies.

For the quarter ended December 31, 1996, when compared to the same quarter a year ago, the U.S. dollar continued to strengthen against the yen, and weakened against the pound and the ECU - all of which had the net effect of increasing the dollar value of net revenues denominated in these non-U.S. currencies. Although the strengthening of the U.S. dollar against the yen had a significant negative impact on revenues and net income, the Company estimates that the overall net impact of all currency fluctuations was $120,000 in increased consolidated operating revenues and approximately $20,000 in increased consolidated net income for the quarter ended December 31, 1996 when compared to the same quarter a year ago.

Because the functional currency of BARRA Japan is the yen, the translation gains and losses associated with the consolidation of its balance sheets at points in time are reported as part of shareholders' equity.

Under current operating arrangements in the countries in which BARRA does business, there are no restrictions upon the flow of funds from BARRA's foreign subsidiary to the parent company. There are currently no known commitments or requirements for material capital expenditures outside of the United States.

B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's consolidated financial condition result from a comparison of BARRA's balance sheet at December 31, 1996 to the balance sheet at March 31, 1996. All amounts have been rounded to the nearest $1,000.

FINANCIAL CONDITION
Total assets increased $10,579,000 or 16.5%.

Total current assets increased $10,213,000 or 25.7%. This net increase consisted primarily of increased cash, investments and trade receivables (principally from performance fee billings) resulting from business growth.

Notes receivable increased $5,703,000 and Non-Marketable investments decreased $7,130,000 primarily as a result of the Company's exchange of its investment in preferred stock of LBIC into a note receivable of approximately $7,219,000 (see
Note 6 to the financial statements provided in Part I) offset by the consolidation of Bond Express which resulted in a $1,600,000 reduction when compared to the amount outstanding at March 31, 1996.

Intangibles and other assets increased by $847,000. This increase was almost entirely due to the Company's consolidation of Bond Express resulting in additional goodwill of approximately $2,100,000; $600,000 of which related to a prior transaction recorded on the financial statements of Bond Express that was unrelated to the consolidation. This increase was partially offset by the amortization of intangibles during the period totaling approximately $800,000.

Total current liabilities increased by $2,788,000 or 10.5% primarily due to increases in accruals and unearned revenues associated with the general growth of BARRA's business and the timing of advanced payments received on subscription contracts offset by repayments on notes payable and lines of credit.

Long-term debt, principally RCA loans, was re-paid during the quarter without premium.

Minority interest in equity of subsidiary represents the 45% and Class 3 interests in the net assets of Bond Express and SAM LLC, respectively, not owned by the Company.

Shareholders' equity in common stock decreased by $72,000 reflecting the net result of RCA contractually required share repurchases prior to the merger and the issuance of BARRA common stock during the quarter in connection with exercises of stock options under the Company's Employee Stock Option Plan and shares purchased under the Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents, short-term investments and investment in municipal debt securities available-for-sale totaled $29,745,000 at December 31, 1996. In addition, the Company has a commitment from a bank for an unsecured short-term line of credit of up to $5 million - of which, no amounts have been, or are presently anticipated to be, drawn down.



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

C.  RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's results of operations are derived from comparisons of BARRA's consolidated statements of income for the three months and nine months ended December 31, 1996 and December 31, 1995. All amounts, except per share amounts, have been rounded to the nearest $1,000.

NET INCOME
NET INCOME for the current quarter was $4,214,000 or $0.45 per share, compared to $1,231,000 or $0.14 per share for the same quarter a year ago, and $8,919,000 or $0.96 per share for the nine months ended December 31, 1996 compared to $4,448,000 or $0.51 per share for the same period a year ago. Net income for the nine months ended December 31, 1996 is computed after merger costs and one-time charges of $1,756,000 or $0.11 per share related to the acquisition of RCA.

OPERATING REVENUES. Total operating revenues increased $7,315,000 or 36% over the same quarter a year ago and $18,434,000 or 32% over the same nine month period a year ago.

SUBSCRIPTION AND CONSULTING FEES consist of annual subscription fees for BARRA's software products and revenues from other sources related to the core institutional analytics business (which include timesharing revenues, seminar revenues and other recurring and one-time fees) and consulting services to pension plan sponsors and investment managers. Total subscription and consulting fees increased $2,314,000 or 14% over the same quarter a year ago and $8,394,000 or 18% over the same nine month period a year ago.

SUBSCRIPTION AND RELATED FEES increased $1,865,000 or 15% over the same quarter a year ago and $5,889,000 or 16% over the same nine month period a year ago.
The following discusses changes in the primary sources of subscription and related fees for the three month and nine month periods ending December 31, 1996 compared to the same periods a year ago:

ANNUAL SUBSCRIPTION FEES FOR BARRA'S SOFTWARE PRODUCTS increased approximately $2,624,000 or 25% compared the same quarter a year ago and $6,657,000 or 22% compared to the same nine month period a year ago. The growth in annual subscription fees continues to be generated from a combination of both obtaining new clients through entry into new markets as well as increasing revenues from existing customers through the introduction of new products and services. For the three months ended December 31, 1996 compared to the same quarter a year ago, annual subscription fees revenue for the U.S and non-U.S. markets increased approximately 24% and 25%, respectively. For the nine months ended December 31, 1996 compared to the same period a year ago, annual subscription fees revenue for the U.S and non-U.S. markets increased approximately 28% and 19%,
respectively.   For both markets, revenue growth primarily came from equity models and related data reflecting the continued success of the BARRA Aegis System-TM-. Fixed Income product sales also contributed to the non-US increase as a result of sales of the BARRA COSMOS System-TM-, which was introduced in May, 1996. Increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions. With respect to the non-U.S. markets, the U.S. dollar strengthened against the yen and weakened against both the pound and the ECU - all of which had the net effect of increasing the dollar value of these revenues for the current quarter which are denominated in non-U.S. currencies.

REVENUES FROM OTHER SOURCES RELATED TO THE CORE INSTITUTIONAL ANALYTICS BUSINESS
- which include timesharing revenues, seminar revenues and other recurring and one-time fees - represent approximately 10% and 12% of total subscription and related fees for the three and nine month periods ended December 31, 1996 compared to 17% and 16% for the same periods a year ago. The decline in the relative and absolute amounts of this component of revenue continues to be the result of the conversion of clients from timesharing to in-house computers for running BARRA's products, changes in the timing of various royalties, and declines in one-time fees associated with various projects as a result of a de-emphasis on such revenue opportunities.

CONSULTING FEES
Consulting fee revenues increased $448,000 or 11% from the same quarter a year ago and $2,506,000 or 23% from the same nine month period a year ago.
Consulting fees consist primarily of services to pension plan sponsors ("Sponsor Services") which are usually recurring retainer-based fee arrangements, and consulting to money managers ("Strategic Services"), which are usually non-recurring, project type engagements that are completed in phases. Also included in Strategic Services revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, Strategic Services revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions.

ELECTRONIC BROKERAGE AND INFORMATION ELECTRONIC BROKERAGE AND INFORMATION revenues increased $922,000 or 56% compared to the same quarter a year ago and $2,675,000 or 58% compared to same nine month period a year ago. This component of revenue consists principally of license fees from Portfolio System for Institutional Trading ("POSIT"), which in itself increased $598,000 or 36% compared to the same quarter a year ago and $1,973,000 or 43% compared to the same nine month period a year ago. BARRA's revenues from POSIT are derived from commissions generated by the trading volume in the system. POSIT revenue increases reflect higher trading volumes attributed to overall higher market trading activity during the quarter as well as greater usage of the system by its major participants. The consolidation of Bond Express accounted for $324,000 and $702,000 of the increases from the three and nine month periods ended December 31, 1995.

ASSET MANAGEMENT
ASSET MANAGEMENT revenues increased $4,078,000 or 183% compared to the same quarter a year ago and $7,365,000 or 139% compared to the same nine month period a year ago. Asset management revenues consist of business from both Symphony and RCA asset management services, which include management of customized multi-manager programs and advisory services for private market investment programs.

Symphony's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. Symphony's total revenues were $5,085,000 for the current quarter and $9,143,000 for the nine month period ended December 31, 1996 compared to $1,092,000 and $2,272,000 for the same periods a year ago. Performance fees included in total revenues were $4,084,000 and $6,232,000, for the current fiscal quarter and nine month period compared to $205,000 and $405,000 for each of the same periods a year ago. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of the first year of the contract and at the end of each subsequent measurement period thereafter. The increase in performance fee revenues for the December 1996 quarter is the result not only of good investment performance, but the fact that approximately 39% of the performance based funds under management had anniversary fee determination dates in the quarter. It is estimated that approximately 20% of the performance based funds under management will have performance fee determination dates in the quarter ended March 31, 1997. Because of an improving pattern of investment performance, however, it is likely that performance fees for the March 1997 quarter will not be less than those recognized in the quarter ended December 31, 1996.

As of December 31, 1996, Symphony had approximately $949 million under direct management and another $241 million under management on a sub-advisory basis. Of the funds under direct management, approximately $636 million are managed under agreements that provide for performance fees in addition to a base management fee.

Symphony's future revenues will depend, in some cases to a great extent, on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

OPERATING EXPENSES. Total operating expenses increased $2,775,000 or 15% compared to the same quarter a year ago and $12,305,000 or 25% from the same nine month period a year ago.

COST OF SUBSCRIPTION PRODUCTS
COST OF SUBSCRIPTION PRODUCTS consists of computer access charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense increased $173,000 or 10% compared to the same quarter a year ago and $953,000 or 21% from the same nine month period a year ago primarily due to increased data and computer access costs associated with new and existing BARRA services. Seminar expenses also contributed to the increase as a result of changes in the timing of certain seminars. The Company anticipates that data costs will continue to increase into the future as BARRA's demands for new and expanded data sources increase in order to meet product development and enhancement and market needs.

COMPENSATION AND BENEFITS
COMPENSATION AND BENEFITS increased $2,439,000 or 23% compared to the same quarter a year ago and $7,202,000 or 24% from the same nine month period a year ago. The increase from the same quarter a year ago is a result of higher incentive compensation expenses due principally to higher profits at Symphony. The number of full-time personnel has actually declined slightly from the same quarter a year ago and the Company expects to fill a number of open position during the next quarter to accommodate the growth in business. For the nine month period comparison, the increase is again primarily the result of higher incentive compensation due to an increase in the profits at Symphony, combined with the Company's annual salary administration and performance evaluation process which results in annual reviews and salary adjustments that are effective on July 1 of each year. The consolidation of Bond Express contributed $268,000 of the increase from the same quarter a year ago and $643,000 of the increase for the nine month period.

OTHER OPERATING EXPENSES OTHER OPERATING EXPENSES increased $127,000 or 3% compared to the same quarter a year ago and $2,315,000 or 20% from the same nine month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data costs related to non-subscription services, marketing, advertising, outside legal and accounting services and other corporate expenses. The increase of only 3% from the same quarter a year ago reflects approximately $940,000 of one-time marketing and development costs included in the December 31, 1995 quarter associated with the introduction of a new RCA investment data base product. Excluding these one-time marketing charges, the increases for both period comparisons was predominantly the result of higher external development costs associated with information systems upgrades and higher data costs at Symphony related to their increase in revenues. Other increases in travel, computer and office equipment, outside printing and documentation and insurance related expenses were reflective of, and consistent with, the general growth of BARRA's business and the costs of supporting a larger client base. The consolidation of Bond Express also contributed approximately $429,000 and $732,000 to the increases from the quarter and nine month periods ended December 31, 1995.

MERGER COSTS AND ONE-TIME CHARGES
In the quarter ended September 30, 1996, in connection with the RCA merger, the Company recorded related costs of approximately $1,308,000 consisting of the following: (i) $821,000 in legal, accounting and other outside professional services; (ii) $420,000 in severance, relocation and other costs associated with integrating the combined operations of the two firms; and (iii) $67,000 in incremental travel and related expenditures. The Company also recorded a one-time charge of approximately $448,000 for the write-off of capitalized software related to a product under development in which the costs were not recoverable based on present revenue estimates and whose value was therefor impaired.

INTEREST INCOME AND OTHER
INTEREST INCOME AND OTHER increased $294,000 or 123% compared to the same quarter a year ago and increased $352,000 or 31% from the same nine month period a year ago. Increase from the same quarter a year ago reflects higher recorded gains on the Company's short-term investments and lower interest expense on debt. Increase from the same nine month period a year ago reflects higher dividend/interest income from LBIC, lower interest expense from debt reduction and higher average investment balances.

EQUITY IN NET INCOME AND LOSS OF INVESTEES
Net losses from BARRA's joint ventures and other strategic relationships increased $78,000 compared to the same quarter a year ago as a result of losses at BARRA Analytic Securities of which BARRA owns a 50% interest. The decrease of $412,000 from the same nine month period a year ago is primarily the result of non-recurring losses incurred by the Company in prior year periods in connection with interests in Metaxis S.A. and Metaxis Placements S.A.

MINORITY INTEREST
Minority interest primarily represents the 45% share of Bond Express, L.P.'s net loss. Beginning next quarter, the Class 3 interests in SAM LLC will begin to receive a profit share percentage (as opposed to a bonus) due to redemption of the Class 2 interest that occurred during the current quarter ended December 31, 1996 (see Note 3 to the financial statements). Accordingly, the Class 3 share of profits or losses will be included in minority interest in future periods.

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


ITEM 5.   OTHER INFORMATION.

SUBSEQUENT TRANSACTIONS
On December 23, 1996, Liberty BAS Participation Corporation ("LBAS"), a wholly-owned subsidiary of Liberty Brokerage Investment Corp. ("Liberty"), notified BARRA International (U.K.) Ltd. ("BIUK"), a wholly-owned subsidiary of the Company, that it was withdrawing from its 50/50 partnership with BIUK in BARRA Analytics Securities ("BAS"), a licensed broker dealer established to distribute trading analytics and other services relating to fixed income securities. Under the terms of the partnership agreement between LBAS and BIUK, BIUK had the right to purchase LBAS's interest in BAS at book value, which right was exercised by BIUK in January 1997. Effective on February 1, 1997, BIUK became the sole owner of BAS. BIUK intends to continue the original business plan for the operation of BAS. Pursuant to the amended partnership agreement between LBAS and BIUK, Liberty has agreed to provide certain services to BAS during the next two years for a reasonable charge. The Company expects to continue to incur start-up expenses in BAS without commensurate revenues. By reason of the change in ownership such losses will no longer appear as a part of "Equity in Net Income and Loss of Investees." Instead, expenses incurred in BAS will be reported as operating expenses.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  the following exhibits are required by Item 601 of Regulation S-K: None.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BARRA, Inc.
                                                (Registrant)

Date: February 14, 1997                         Andrew Rudd
                                           -----------------------------------
                                           Andrew Rudd, Chairman of the
                                           Board of Directors and Chief
                                           Executive Officer


Date: February 14, 1997                         James D. Kirsner
                                            ----------------------------------
                                            James D. Kirsner, Chief
                                            Financial Officer

                                 EXHIBIT INDEX


Exhibit                                                      Sequential
Number                      Exhibit Description              Page Number
------                      -------------------              -----------