Form 10-K
period 1997-03-31
BARRA INC /CA
filed 1997-06-25
CIK 878483

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K
(Mark One)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended March 31, 1997.
                                          OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from _____ to _____.

                            Commission file number 0-19690

                                     BARRA, INC.
                (Exact name of registrant as specified in its charter)

           CALIFORNIA                               94-2993326
    (State of incorporation)           (IRS Employer Identification Number)

                 2100 MILVIA STREET, BERKELEY, CALIFORNIA 94704-1113
                (Address of principal executive offices and zip code)

                                    (510) 548-5442
                 (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:
                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:
                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                YES   X       NO
                                    -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 2, 1997, as reported on the Nasdaq National Market System, was approximately $114,000,000.

The number of shares of the registrant's Common Stock outstanding as of June 2, 1997 was 8,442,905.

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts I, II, III and IV and the Exhibit Index of this Form 10-K (the "Report"): (1) the registrant's Form S-1 Registration Statement (No. 33-42951), filed on
September 30, 1991 (the "Registration Statement"), is incorporated by reference into the Exhibit Index to and Part IV of this Report; (2) the registrant's
1997 Annual Report to Shareholders (the "1997 Annual Report") will be filed as an exhibit to this Report and is incorporated by reference into Parts I, II and IV of this Report; and (3) the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held July 31, 1997 (the "Proxy Statement") will be filed at the same time as this Report and is incorporated by reference into
Part III of this Report.

                                  TABLE OF CONTENTS


PART I                                                                                              PAGE
                                                                                                    ----
Item 1   Business                                                                                     1

Item 2   Properties                                                                                   9

Item 3   Legal Proceedings                                                                            9

Item 4   Submission of Matters to a Vote of Security Holders                                          9


PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters                        9

Item 6   Selected Financial Data                                                                      9

Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations       10

Item 8   Financial Statements and Supplementary Data                                                 15

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        29


PART III

Item 10  Directors and Executive Officers of the Registrant                                          29

Item 11  Executive Compensation                                                                      31

Item 12  Security Ownership of Certain Beneficial Owners and Management                              31

Item 13  Certain Relationships and Related Transactions                                              31


PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K                             32

SIGNATURES                                                                                           33

EXHIBIT INDEX                                                                                        34


                                        PART I

ITEM 1.  BUSINESS

Certain information required by Item 1 to Part I is omitted from this Report and incorporated by reference from pages 1 through 16 of the 1997 Annual Report. Each statement contained in this Report containing any form of the words "anticipate," "expect," "believe," "future" or "forward" is a forward looking statement that may involve a number of risk factors and uncertainties. Part I and other portions of the Report contain forward looking statements that involve risks and uncertainties. Factors that may cause actual results to differ from the results discussed in the forward looking statements include, but are not limited to, those discussed in Item 7 to Part II of this Report.

GENERAL

BARRA, Inc. (the "Company" or "BARRA") develops, markets and supports application software and information services used to analyze, manage and trade portfolios of equity, fixed income, derivatives and other financial instruments. To complement its analytics, the Company also provides services, through its subsidiaries and other strategic relationships, in the areas of consulting, electronic brokerage and information, and asset management. In all of these areas, the Company offers a variety of products and services to investment professionals in over 30 countries, including many of the world's largest portfolio managers, fund sponsors, pension and investment consultants, broker/dealers and master trustees.

The predecessor of BARRA was founded in 1975. The Company was acquired in 1981 by Ziff Communications Company. In 1986, twelve management employees acquired the assets of the business and incorporated the Company in California under the name Barr Rosenberg Associates, Inc. The Company has done business as BARRA since 1975 and changed its corporate name to BARRA, Inc. in July 1991. In October 1991, BARRA became a public company when it registered 1,725,000 shares of its Common Stock under the Securities Act of 1933, as amended. Between November 1992 and November 1995, the Company purchased an additional fifty percent (50%) interest in BARRA International (Japan), Ltd. (formerly
N.B. Investment Technology Co., Ltd. ("BARRA Japan")) to obtain complete ownership of that Japan corporation. On July 24, 1996, the Company acquired Rogers, Casey & Associates, Inc. ("RogersCasey").

INSTITUTIONAL ANALYTICS

The Company's core institutional analytics products and services consist of software applications that allow users to access the Company's risk, valuation and other models and databases, and include related documentation and client support. BARRA's application software utilizes information stored in the Company's proprietary databases. The Company has derived these databases from financial data from over 85 third-party sources, some of which may not be generally available. In some cases, where insufficient data are available from third parties, BARRA collects and inputs data directly. The Company applies proprietary computer screening algorithms and cross-checks data received from several independent sources to increase the accuracy of data. The resulting derived databases, which are updated regularly by BARRA, fuel BARRA's models.

BARRA's software is available for use on a variety of computer platforms. Most of the Company's software can be used on IBM and compatible personal computers, and the majority of clients now use this platform. Some clients use BARRA software on mini-computers and mainframe computers through time-sharing arrangements with BARRA. Others have the software installed on their own Digital Equipment Corporation VAX computers. The Company has also introduced products and services that run on UNIX-based workstations. Clients can also receive information and updates for BARRA's products and services via BARRALink (the Company's electronic delivery system) and the Internet.

BARRA provides its core products and services to its clients on an annual subscription basis. The annual subscription price for most of BARRA's individual products and services is between $10,000 and $30,000, but a few products and services have a significantly higher annual subscription price. An individual product may consist of one or more combinations of BARRA's software applications. The subscription price includes use of the relevant applications software, which allows users to access BARRA's models and derived databases, related documentation, periodic database updates and client support. Many of the Company's clients subscribe to two or more products. BARRA also has a number of strategic subscribers, who commit to specialized multi-year subscriptions for packages of products and services.

RISK MODELS. The Company's proprietary mathematical risk models characterize the relationship between risk and return in financial markets. BARRA introduced its first equity risk product in 1975 for the United States equity market.
BARRA has since developed additional country-specific equity models, fixed income models, global models, models covering multiple asset classes and models covering hybrid securities such as convertible bonds and options. BARRA continues to develop additional models as new markets open or as adequate data on existing markets becomes available. Each risk model contains information on a broad range of securities traded in the relevant market. The information is based on a number of

"descriptors" that describe each issuer of securities and capture important risk characteristics. Descriptors are used to calculate a smaller number of "risk indices," which summarize key characteristics and measure the exposure of each security to risk factors common to all securities in the model.

EQUITY MODELS. Each of BARRA's equity models contains historical and current data for a broad range of common stocks in the market covered by the model.
Data on approximately 8,000 stocks are included in the United States equity model, and data on an aggregate of approximately 25,000 stocks are included in the Company's global equity models. The Company estimates that its equity models, taken together, currently cover approximately 95% of all publicly traded equity securities worldwide, based on total market capitalization. For each security, the equity models use BARRA's proprietary data to provide subscribers with (1) an estimate of beta (a standardized measure of the response of an individual stock to movement of the market as a whole), (2) allocation of the issuer's business among one or more industries through BARRA's proprietary industry allocation model, (3) three to thirteen risk indices, (4) historical risk statistics, and (5) predictors of specific and total risk. Each equity model functions similarly and contains similar data and risk indices, but is customized to take into account the characteristics of the relevant market.

BARRA has developed individual risk models for the United States, Japanese, United Kingdom, Australian, Canadian, French, Swedish, German, Korean, Dutch, Swiss, South African, Thai, Malaysian, Hong Kong and Taiwanese equity markets. BARRA has also developed a new risk model for the Japanese equity market that is marketed by QUICK Corp. in Japan in tandem with real-time market data and is forming consortiums for the development of risk models for the Indian, Mexican and Brazilian equity markets. In addition, BARRA has developed risk models for multiple and other types of equity markets. BARRA's Global Equity Model contains data on equity securities of over 45 countries, taking into account the interaction of country-specific characteristics, currency movements, industry and other factors. The Short Term Risk Model ("STRM"), for the United States equity market, was designed to predict volatility over the short horizons that are typical in a trading environment to address the unique needs of the broker/dealer community. STRM clients currently receive daily updates of United States equity data and a real-time version of STRM. A daily horizon risk model has also been released for the UK market.

FIXED-INCOME MODELS. In 1979, BARRA introduced its first risk model for the United States fixed income (or bond) market. BARRA extended its local-market multifactor model to include a currency dimension for global fixed income managers in 1989 and introduced an enhanced United States bond model in 1991. BARRA currently offers fixed income models for the United States, Japan and Canada, and a Global Bond Model covering more than 20 countries. All fixed-income models contain information on fixed income instruments and derivatives in the relevant market. Fixed income models identify key dimensions of value, such as cash flows, industry sectors, quality, option characteristics and mortgage prepayments. The models further estimate the value of each bond characteristic using proprietary algorithms.

ASSET ALLOCATION MODELS. BARRA's World Markets Model allows investors to analyze portfolios consisting of a combination of asset classes in over 50 countries. The elements of the model are asset classes rather than individual securities. Analyses can be performed relative to any of over 40 base currencies, and the model also can be used for risk analysis, asset allocation and currency hedging. Originally released in 1986, the World Markets Model now features a performance analysis capability, risk analysis for both developed and emerging markets, and a backtesting function, which allows investment strategies to be implemented and tested in a full historical environment. In addition, a tactical asset allocation (TAA) testing tool, the BARRA Altis System-TM-, was released in fiscal year 1997 (see below).

DERIVATIVES MODELS. In 1994, BARRA obtained ownership of and rights to several advanced derivatives analytics packages, including the Dynamic Asset Allocation model and the Exotic Options models developed by Leland O'Brien Rubinstein Associates Incorporated. The Dynamic Asset Allocation model is a PC-based model, which is marketed under the name Contour and which allows investment managers to implement a variety of portfolio hedging strategies. The Exotic Options service consists of a set of proprietary option models for pricing exotic (non-standard) options.

VALUATION MODELS. BARRA introduced its first valuation model for the United States equity market in 1993. BARRA has since developed additional country-specific valuation models for the United Kingdom, Japan, France and Switzerland. For each country researched, a broad range of valuation techniques is available. These include both fundamental and technical models such as Dividend Discount, Estimate Revision, Return Reversal and Relative Strength. In addition to these "bottom-up" modeling approaches, BARRA has researched and made available Macroeconomic Models, which facilitate a "top-down" approach.

APPLICATION SOFTWARE, SYSTEMS AND PLATFORMS. BARRA offers application software on a variety of platforms to integrate the Company's models and databases. The various application programs may be used individually or in combination as analytical tools for addressing a wide range of financial problems. BARRA's principal software applications include:

THE BARRA AEGIS SYSTEM-TM- ("AEGIS"). Aegis includes BARRA's Microsoft-Registered Trademark- Windows-based equity risk characterization and optimization tools. It is an integrated software system that combines BARRA's core risk analysis technology with advanced "what if" tools to help money managers focus on high impact risk/return decisions. Aegis has network capability and is an open application, which enables users to switch easily between BARRA's analytics and other applications, such as spreadsheets. It also permits limited access to fundamental data supplied by BARRA and imported by the user. Optimization capabilities help the financial manager select individual securities for a portfolio, given the manager's criteria and portfolio constraints.

THE ALPHABUILDER SYSTEM ("ALPHABUILDER"). Alphabuilder is an integrated Microsoft-Registered Trademark- Windows-based package within Aegis that combines advanced return forecasting and analytic tools with more than 40 valuation models and descriptive variables covering an extensive universe of stocks.
BARRA has also introduced a custom performance module to Alphabuilder for the United States, Japanese and United Kingdom markets. This module allows managers to backtest potential investment strategies.

THE BARRA COSMOS SYSTEM-TM- ("COSMOS"). Cosmos is a Windows-based system that allows global money managers to perform fixed income portfolio analysis. The system, which provides extensive asset, derivative and global index coverage, estimates daily term structures of interest rates in more than 20 markets and uses advanced econometric techniques for modeling currency and local market risk in a portfolio context. Cosmos is being expanded into an integrated group of fixed income applications including global performance analysis, global portfolio optimization and single country models. Valuation capabilities estimate the term structure of interest rates together with sector and quality spreads. Based on such estimates, Cosmos derives fitted prices for a wide variety of fixed income securities, including illiquid and privately-placed securities. This helps managers estimate values of fixed income securities for which there are no current market prices. Optimization capabilities support such management strategies as single and multiple liability immunization, cash flow matching and horizon matching applications.

THE BARRA ALTIS SYSTEM-TM- ("ALTIS"). Altis is a Windows-based index-level returns forecasting tool that allows money managers, pension fund professionals and consultants to calculate the relationship between fundamental economic variables and subsequent investment returns. Economic forecasts are used to create returns forecasts or "alphas" to enhance portfolio decision-making. By calculating the underlying relationship between BARRA risk factors and fundamental economic variables, Altis allows the user to rebalance portfolios at any time to capture anticipated out-performance driven by predicted changes in the economy. The fundamental variables can be both local and international, allowing tactical asset allocation among countries, industrial sectors and asset classes for any diversified portfolio. Altis, when used in conjunction with either Aegis or World Markets Model Systems, provides the key link between the macro-economy and the investment decision.

RISKCASTER. Riskcaster is BARRA's UNIX-based, equity portfolio risk characterization and optimization system that supports many BARRA models, including STRM. It was designed specifically for broker/dealers and allows traders to analyze the risk and liquidity characteristics of equity portfolios, determine optimal hedges and construct efficient portfolios. Last year, Riskcaster was enhanced to allow easy integration with in-house systems and automated processing of a large number of portfolios. In addition, BARRA developed an interface between Riskcaster and a Swiss exchange to deliver a real-time analysis of proprietary positions, as well as client portfolios.
BARRA has also developed a real-time Riskcaster version of STRM that will enable dealer/market makers to manage inventory risk intra-day.

GLOBAL STYLE ANALYZER. Global Style Analyzer is a Microsoft-Registered Trademark- Windows-based tool, which characterizes and evaluates each manager's performance against a given style and identifies aggregate style characteristics across a set of portfolio managers. It can be used by plan sponsors and consultants to search for managers with particular investment styles and/or risk exposures, and to evaluate their historical performance relative to other similar managers. This application is currently available for markets in the United States, Canada and the United Kingdom.

CONSULTING AND INFORMATION SERVICES

As an extension of its core software products, the Company offers a variety of consulting services, information services, trading-related software and other specialized software designed to assist investment professionals in creating, evaluating and trading securities portfolios.

SPONSOR SERVICES. RogersCasey Sponsor Services, Inc.("Sponsor Services") is a BARRA subsidiary dedicated to consulting for pension funds, endowments, foundation and other plan sponsors. Based in Darien, Connecticut, Sponsor Services also has a West Coast office in San Francisco, California.

STRATEGIC SERVICES. The BARRA Strategic Consulting Group, Inc. ("Strategic Services") is another BARRA subsidiary. Strategic Services was formed by combining an existing investment manager consulting subsidiary of RogersCasey with

BARRA's leading-edge analytical services and global distribution network. Professional teams of consultants draw on the wide range of research, analytical power and industry expertise in the combined organization to bring a unique set of skills to bear on investment management problems.

SPECIALIZED CONSULTING SERVICES. The Company performs a variety of other specialized consulting services, including historical testing of investment strategies specified by the client, and building and maintaining "normal" portfolios (customized benchmark portfolios against which a portfolio created by the client can be measured) and indices. BARRA professionals use the Company's proprietary databases and software in rendering these services. Since 1992, the Company has jointly developed with Standard & Poor's Corporation the S&P 500/BARRA Growth Index, the S&P 500/BARRA Value Index, the S&P Midcap 400/BARRA Growth Index, S&P Midcap 400/BARRA Value Index, the S&P SmallCap 600/BARRA Growth Index and the S&P SmallCap 600/BARRA Value Index. In November 1995, the Chicago Mercantile Exchange and the Chicago Board Options Exchange began trading the S&P 500/BARRA Growth Index and the S&P 500/BARRA Value Index futures, futures options and European-style options. In 1997, the Company also launched Enterprise Risk Management services to address the needs of large-scale risk management departments in major banks, brokers and insurance companies worldwide.

INFORMATION SERVICES. BARRA licenses the information in its proprietary databases, packaged in various forms. The information is generally delivered electronically, both directly to clients and indirectly through third-party vendors.

OTHER PRODUCTS AND SERVICES AVAILABLE THROUGH STRATEGIC RELATIONSHIPS

BARRA has developed certain new products and entered certain new markets with strategic partners through joint ventures and other relationships. The Company anticipates entering into additional strategic relationships in the future. BARRA's strategic relationships include:

GLOBAL ADVANCED TECHNOLOGY CORPORATION ("GAT"). On May 23, 1997, the Company entered into definitive agreements to exchange up to 470,000 shares of the Company's stock and up to $3.2 million in cash for all of the outstanding shares of GAT and a majority interest in Innosearch Corporation, an affiliate of GAT ("Innosearch"). GAT and Innosearch are fixed income analytics, consulting, and research firms. The closing of the transaction is subject to certain conditions contained in the agreements. Following the closing of the transactions, GAT and Innosearch will become subsidiaries of BARRA.

SYMPHONY ASSET MANAGEMENT, LLC. ("SYMPHONY LLC"). Effective July 1 1996, the Company's wholly owned subsidiary, Symphony Asset Management, Inc. ("Symphony Inc." and collectively with Symphony LLC "Symphony"), contributed its assets, liabilities and business to Symphony LLC, a newly formed entity, in exchange for interests in Symphony LLC. The capitalization of Symphony LLC consists of four defined Interest Classes (Class 1, Class 2, Class 3 and Class 4). Class 1, Class 2, and Class 4 interests belong to Symphony Inc. (which continues to be wholly-owned by the Company) while the Class 3 interest belongs to a newly formed limited liability company, Maestro LLC ("Maestro"), whose owners are the principals of Symphony LLC. Symphony LLC is located in San Francisco, California and operates as an independent unit of BARRA. Symphony LLC offers investment management services directly to institutions and individuals. The July 1, 1996 arrangement provides for the principals, through Maestro, to have approximately a 50% ownership interest of Symphony LLC and an increasing share of Symphony LLC's profits starting with an initial 25% share (exclusive of salaries) to as much as 50% (inclusive of salaries) after certain earnings levels are attained. As of April 1, 1997, the assets of a former unit of RogersCasey which managed approximately $600 million of private equity (non-marketable investments) were purchased by Symphony LLC. (See Note 3 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

PORTFOLIO SYSTEM FOR INSTITUTIONAL TRADING ("POSIT"). POSIT is an equally owned general partnership between BARRA and Investment Technology Group, Inc. ("ITG"), a publicly traded subsidiary of Jefferies & Co., Inc. ("Jefferies"), a securities brokerage firm specializing in off-exchange trading. POSIT operates a computerized institutional trading system that allows institutional investors to trade portfolios of United States securities directly with each other in a confidential environment. Investors send their buy or sell orders to a POSIT computer. Using technology jointly developed by BARRA and Jefferies, buy and sell orders are then matched, or crossed, at the midpoint between the bid and ask prices at selected times during the trading day. POSIT was introduced in 1987. Total POSIT trading volumes in calendar 1992, 1993, 1994, 1995 and 1996 were approximately 1.1 billion, 1.6 billion, 1.9 billion, 2.3 billion, and 3.3 billion shares, respectively. Currently, all trades of United States equities executed through POSIT are cleared by, and all brokerage commissions are paid to, ITG. BARRA receives a fee from the partnership based on commissions received by ITG for trades of United States securities on POSIT. In an effort to increase order flow on POSIT in the United States, ITG has entered into a marketing and promotion agreement with Toronto-based Versus Technologies Inc. The POSIT partnership has also licensed an Australia/New Zealand equity version of POSIT to Burdette, Buckeridge & Young, an Australian brokerage firm, and is exploring similar arrangements to expand POSIT worldwide. (See Note 8 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

GLOBAL POSIT. Global POSIT is a crossing system for international equities, similar to POSIT. Global POSIT was developed by BARRA and is operated by a general partnership that is equally owned by BARRA's subsidiary, BARRA International (U.K.), Ltd., and a subsidiary of ITG. Global POSIT was introduced in London in late 1990. Trading on Global POSIT has not been significant to date. (See Note 8 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

LIBERTY BROKERAGE INVESTMENT CORP. ("LIBERTY") AND BARRA ANALYTICS SECURITIES ("BAS"). Liberty and certain of its subsidiaries are brokers of U.S. Government and mortgage-backed securities, corporate bonds and foreign sovereign and corporate securities. Additionally, Liberty and certain of its subsidiaries package and sell brokerage information from Liberty's brokerage operations. BAS was initially formed as an equally owned general partnership between a BARRA subsidiary and a Liberty subsidiary to serve as a fixed income broker dealer to distribute trading analytics and other services. In April 1996, BARRA exchanged its shares of Liberty Series A Convertible Exchangeable Preferred Stock, representing a less than a ten percent (10%) interest in Liberty, for a $7,219,474 Convertible Secured Promissory Note. On January 31, 1997, BARRA purchased Liberty's interest in BAS and took over the operation of the business. Up until that time, there had been no significant business operations of BAS. (See Note 9 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

BOND EXPRESS, L.P. ("BOND EXPRESS"). In August 1995, BARRA, through a subsidiary, purchased a 1% limited partnership interest in Bond Express. Bond Express is a distributor, on a subscription basis, of software and databases of fixed income security offering information from dealers. At that time, the BARRA subsidiary also entered into a Put/Call Agreement providing BARRA the right to call the remaining equity interest in Bond Express, held by the general partner (Bond Express, Inc. ("BEI")) and BEI the right to put that interest to BARRA. In a related transaction, BARRA simultaneously agreed to make a $2,100,000 long term loan to Bond Express. The funds for this loan, along with additional loans of approximately $330,000, were disbursed in fiscal 1996 and 1997. These loans are convertible into a majority interest in Bond Express. (See Note 3 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

QUOTECOM, INC. ("QUOTECOM"). In March 1997, the Company purchased 68,037 shares of Series C Convertible Preferred Stock in QuoteCom for $445,644. In April 1997, the Company purchased an additional 46,368 shares of the same securities for $304,366. QuoteCom was founded in October 1993 to provide quality financial market data and relevant business news to Internet users in a timely fashion. (See Note 10 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

DATA DOWNLINK CORPORATION ("DATA DOWNLINK"). In April 1997, the Company purchased 272.7 shares of Series A Convertible Preferred Stock of Data Downlink for $1,500,000. Data Downlink developed and supports an online service that aggregates and indexes quantitative business information from multiple sources and makes this information available in spreadsheet format on a pay-per-view basis. (See Note 10 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

MARKETING

Products and services are marketed to a broad set of financial service providers. The Company's strategy for marketing new products and services is to focus first on the largest participants in the relevant segment of the investment community, whose endorsement is important in generating market acceptance. Once many of the larger participants have subscribed, the Company targets the broader market, including participants in more diverse locations. BARRA and its subsidiaries target clients in new markets as quantitative methods gain acceptance. Current marketing efforts are designed to increase geographical coverage, especially in Europe and in various emerging markets.

BARRA and its subsidiaries use many communication channels to stimulate demand within target markets, including seminars, trade shows, trade journals, targeted mailings and a quarterly newsletter. BARRA's employees also publish articles in professional journals. The Forbes/BARRA Wall Street Review appears every two weeks in Forbes Magazine and features BARRA indices and other market indicators. In 1995, BARRA launched its World Wide Web site on the Internet as another global communication channel. The Company's URL is http://www.barra.com.

Research, development, consulting, sales and support specialists regularly speak at industry conferences, as well as at the Company's own seminars. BARRA and its subsidiaries sponsor more than 60 seminars and workshops per year throughout the world. These seminars and workshops bring researchers and industry professionals together, expose those professionals to the latest developments in investment theory and technology, and give researchers an opportunity to gain insights from the Company's clients.

SALES AND CLIENT SUPPORT

BARRA and its subsidiaries primarily use a direct sales force to distribute principal products and services in North America. In Japan, BARRA Japan distributes, markets and supports the Company's products and services and QUICK Corp. distributes, markets and supports the QUICK/BARRA Model. At the beginning of fiscal 1996, BARRA's wholly-owned Delaware subsidiary, BARRA International, Ltd., began to distribute, market and support BARRA's services and products in all other jurisdictions outside of the United States. Because of the sophisticated nature of BARRA's products and services, sales and client support personnel are generally required to have strong academic and financial backgrounds and to specialize in particular asset classes. Many of these professionals work out of the Company's Berkeley, California headquarters. The remainder are located in the Company's other U.S. offices and in its non-U.S. offices. Sales and client support professionals focus their selling efforts on both existing clients and institutions that are not currently subscribers for products and services. The Company views sales and client support as an integrated process, and a substantial portion of its sales are generated by its client support personnel.

The sales cycle for new clients of principal products and services is typically six to nine months, and most sales require one or more face-to-face meetings with the prospective client. Each new client is introduced to one or more client support specialists. Sales and client support specialists install the product and then work closely with clients to provide comprehensive ongoing service and support. Client support professionals provide intensive on-site training in the theories underlying each product and in the use of the product, telephone support and routine consulting services needed in connection with the use of certain products.

CLIENTS

BARRA and its subsidiaries currently serve over 1,100 clients in over 30 countries. Clients include active and passive equity managers, fixed income managers, global managers, fund sponsors, pension and investment consultants, broker/dealers and master trustees.

SIGNIFICANT SOURCES OF REVENUE

POSIT accounted for approximately $5,134,000, $6,826,000 and $8,960,000,or 8%, 9% and 9% of BARRA's total operating revenues for fiscal 1995, 1996 and 1997, respectively, and Symphony accounted for approximately $1,541,000, $3,328,000 and $16,083,000 or 2%, 4% and 15% of BARRA's total operating revenues for fiscal 1995, 1996 and 1997, respectively. See "- Other Products and Services Available Through Strategic Relationships." Other than Symphony (and POSIT prior to the merger with RogersCasey), no entity accounted for more than 10% of BARRA's total operating revenues in any of the last three fiscal years, and BARRA does not believe that the loss of revenue from any single source other than Symphony or POSIT would have a material adverse effect on BARRA.

RESEARCH AND PRODUCT DEVELOPMENT

The financial risk management and valuation software and information services industries are characterized by rapid technological advances, changes in client requirements, preferences and platforms, and frequent new product introductions and enhancements. BARRA believes that its future growth and financial performance will depend upon its ability to continue to develop and introduce new products and enhance its existing products in response to advances in economic theory and computer technology, and to changing customer requirements. Any failure by BARRA to anticipate or respond adequately to technological developments or client requirements, or any significant delays or excessive costs in product development or introduction, could have a material adverse effect on BARRA's business, operating results or financial condition.

Separate research, operations and software engineering groups support BARRA's core business units in developing new models and products to address client needs. Because BARRA offers products across many geographic areas and many areas of specialization, if often must restrict its product development efforts to a limited number of products and operating platforms. There can be no assurance, however, that efforts selected by BARRA will be successful or will achieve market acceptance. During fiscal 1995, fiscal 1996 and fiscal 1997, BARRA's expenditures for BARRA-funded product development were approximately $9,663,000, $11,955,000 and $17,200,000, representing 15%, 15% and 16% of total operating revenues, respectively. The cost of research and development efforts required to keep pace with technological changes may, at times, have an adverse effect on BARRA's business, operating results or financial condition.

COMPETITION

The markets for financial risk management and valuation software and information services are intensely competitive and are fragmented into many areas of specialization. BARRA presently competes across many geographic areas and many areas of specialization. Although competition exists for each of BARRA's individual product lines, BARRA believes that no single competitor is dominant in any of its principal markets and that none of its competitors presently competes across BARRA's entire range of products. Certain of BARRA's products compete with other products that offer levels of functionality different from those offered by BARRA's products or that are designed for a somewhat different group of end users. In the market for its core products, BARRA competes with other companies that have developed risk models, applications and databases. To date, competition is greatest for BARRA's United States fixed income models and applications.

BARRA believes that the principal competitive factors for its core products are technical capability, product breadth and architecture, product features and functions, quality of customer support and service, professional and product reputation, ease of use and price. In order to maintain or improve its position in this industry, BARRA must continue to enhance its current products and develop new products in a timely fashion. Although BARRA believes that it competes favorably with respect to these factors, there can be no assurance that it will continue to succeed in its efforts.

BARRA believes that it has certain competitive advantages, including extensive proprietary databases, skilled professional staff, a reputation for excellence developed over years of operation, and an established series of seminars and other training programs. The effort and cost required to develop and maintain BARRA's risk models and related databases may present a significant barrier to entry into the marketplace for certain of BARRA's products and services. BARRA believes that its extensive experience in product maintenance, together with the economies of scale available to BARRA because of its large client base, give BARRA a competitive advantage in the market for its core products. There can be no assurance, however, that competitors, some with financial resources substantially greater than BARRA's, and some which may be clients of BARRA, will not commit the financial resources needed to successfully compete with BARRA.

Symphony competes in the highly fragmented asset management industry. Symphony's less than $2 billion in assets under management represent less than 0.1% of total assets in the U.S.-based asset management industry, and no one firm dominates the industry. Barriers to entry are comparatively low in the industry due to the ability of a few skilled individuals to start an asset manager in a short period of time. BARRA believes that competitive factors at work in the asset management industry include investment performance, client service and retention of key employees.

Sponsor Services competes in a fragmented industry offering various consulting services to pension funds, endowments, foundations and other fund sponsors. A survey conducted in 1995 indicated that Sponsor Services advised sponsors representing less than 3% of the total assets managed by institutional investors in the U.S., and that no one firm dominated the industry. BARRA believes that competitive factors at work in the sponsor consulting industry include client service, industry reputation, research innovation and retention of key employees.

POSIT competes with other crossing systems. BARRA believes that the principal competitive factors for POSIT are transaction price and liquidity. Although BARRA believes that POSIT competes favorably with respect to these factors, there can be no assurance that POSIT will continue to succeed in its efforts.

VARIABILITY AND SEASONALITY OF OPERATING RESULTS

Clients of BARRA's core business have historically renewed their contracts at a high rate, but there is no assurance that such renewals will continue. Despite such renewals, BARRA has experienced variability of operating results from quarter to quarter, depending upon such factors as the trading volume of POSIT, the volume and timing of agreements with new clients, the timing of major seminars, the completion of significant consulting engagements, annual salary adjustments in July, the timing and market acceptance of new products and technological advances by the Company or its competitors, foreign currency fluctuations, price levels and unexpected expenses. This variability is expected to continue for the foreseeable future. To the extent that Symphony revenues depend on the performance and the timing of performance fees determination dates for the funds it has under management, additional variability may occur in the future.

Consulting fees from Strategic Services are usually non-recurring, project-type engagements that are completed in phases. Also included in Strategic Services revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, Strategic Services revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions.

PROPRIETARY RIGHTS AND LICENSES

BARRA has copyrights in its products and related documentation, but does not hold any patents and currently relies on a combination of trade secret and contract protection to establish and protect its proprietary rights in its products. Despite these precautions, it may be possible for unauthorized parties to copy aspects of BARRA's products or to obtain and use information that BARRA regards as proprietary. Moreover, the laws of some jurisdictions do not protect BARRA's proprietary rights in its products to the same extent as the laws of the United States. In addition, some aspects of BARRA's products are not subject to intellectual property protection.

BARRA believes that, because use of most of its products requires access to BARRA's proprietary databases, trade secret and copyright protection are less significant factors in the protection of its proprietary rights than the knowledge, ability and experience of its employees, timely product enhancements and database updates, and availability and quality of its support services. BARRA believes that its products, trademarks and other proprietary rights do not infringe the property rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future or that others may not independently develop the same or similar technology or
otherwise obtain access to BARRA's proprietary technology.   From time to time,
BARRA may be required to obtain licenses to the proprietary rights of others and there can be no assurance that such licenses would be made on terms acceptable to the Company, if at all.

GOVERNMENT REGULATION

The financial services industry is subject to extensive regulation at the federal and state levels as well as by foreign governments. A change in or failure to comply with any applicable laws, rules or regulations could result in fines or penalties or suspensions or revocations of licenses or permits, any one of which could have a material adverse effect on the Company.

BARRA and its affiliate Symphony are registered as investment advisers under the Investment Advisers Act of 1940, as amended, as well as under the California Corporate Securities Law of 1968, as amended. RogersCasey and certain of its subsidiaries and GAT are also registered as investment advisers under the
Investment Advisers Act of 1940, as amended.   As registered investment advisers
BARRA, Symphony, GAT and RogersCasey are required to meet certain financial criteria, including the maintenance of minimum net capital. In addition, as a result of such status, BARRA, Symphony, GAT and RogersCasey are subject to certain obligations, fiduciary duties and prohibitions with respect to their operations, including their dealings with clients, to which they would not otherwise be subject. Such obligations, fiduciary duties and prohibitions include certain required disclosures to clients, limitations on receipt of performance-based compensation, and restrictions with respect to transactions involving potential conflicts of interest. BARRA believes that it is in compliance with all rules and regulations applicable to it as a registered investment adviser. See "- Other Products and Services Available Through Strategic Relationships." As Symphony expands its operations, it may become subject to certain additional government regulatory requirements. See "- Other Products and Services Available Through Strategic Relationships."

BAS is currently registered as a broker/dealer with the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD"). As a registered broker/dealer BAS is required to meet certain financial criteria, including the maintenance of minimum net capital.
In addition, as a result of such status, BAS will be subject to certain obligations, fiduciary duties and prohibitions with respect to its operations, including its dealings with clients, to which it would not otherwise be subject. Such obligations, fiduciary duties and prohibitions will include certain required disclosures to clients and restrictions with respect to transactions involving potential conflicts of interest.

BARRA estimates that approximately 12% of its total operating revenues are received from United States brokers who direct BARRA to provide services to designated money managers, fund sponsors and consultants using commissions generated by their advised accounts to obtain investment research and brokerage services. The funds used by United States brokers to pay for the services are referred to in the securities industry as "soft dollars." This practice is authorized by Section 28(e) of the Exchange Act, which provides a safe harbor, under certain conditions, to money managers, fund sponsors and consultants who use the commission dollars of their advised accounts to obtain investment research and brokerage services. There is debate within the investment community concerning the purchase of goods and services with soft dollars, and this practice is regulated in the United States by the SEC pursuant to its authority under the Exchange Act and by the Department of Labor pursuant to its authority under the Employee Retirement Income Security Act of 1974, as amended. There can be no assurance that changes in these or other applicable state, federal or foreign laws or regulations will not restrict or prohibit BARRA from providing services to its clients in exchange for soft dollars. Such changes could have a material adverse effect on the Company.

POSIT is considered a crossing network and is not currently registered as a stock exchange under Section 6 of the Exchange Act in reliance upon a "no action" letter in which the Staff of the SEC advised Jefferies that it would not recommend that the SEC take enforcement action to require such registration. As a result POSIT has not been registered with the SEC as an exchange, but ITG, as the licensee of POSIT, is required to register as a broker dealer and to provide the SEC with certain data on a regular basis and with prior notice of material changes to POSIT. In connection with a study by the staff of the SEC of the structure of United States equity markets and of the regulatory environment in which those markets operate, the SEC has adopted Rule 17a-23 which imposes additional record keeping and reporting requirements on most operators of automated trade execution systems, including ITG. In addition, certain of the securities exchanges have actively sought more stringent regulatory requirements imposed upon automated trade execution systems. There can be no insurance that the SEC or the United States Congress will not in the future seek to impose more stringent regulatory requirements on the operation of automated trade execution systems such as POSIT.

EMPLOYEES

As of March 31, 1997, BARRA and its subsidiaries employed a total of 504 persons. Of these employees, 396 were located in BARRA's offices in the United States and the remainder were located in BARRA's foreign offices on that date. Additionally, BARRA conducts business through independent consultants in Montreal and Mexico. BARRA has no long-term employment agreements with these individuals. Except for BARRA's employees in France, who are members of a state-sponsored labor union, none of BARRA's employees is represented by a labor union. BARRA has experienced no work stoppage and believes that its employee relations are good.

ITEM 2.  PROPERTIES

BARRA's principal administrative, marketing and product development facility is located in Berkeley, California. BARRA occupies this facility under a lease that expires in June 1997, subject to a five-year renewal option which was not exercised by BARRA. In May 1996, BARRA executed a build-to-suit Net Office Lease for a new headquarters to be located near its current facility in Berkeley, California. The Net Office Lease shall have a term of ten years, subject to eight consecutive five-year renewal options. The renovation of the new facility is scheduled to be completed before the expiration of the Company's current lease. (See Note 6 of Notes to the BARRA, Inc. Consolidated Financial Statements.) In addition, the Company and its subsidiaries lease space for offices in San Francisco, New York, Darien, London, Yokohama, Paris, Frankfurt, Sydney, Hong Kong and Cape Town.

ITEM 3.  LEGAL PROCEEDINGS

BARRA is not involved in any legal proceedings which it believes could materially and adversely affect its financial condition or results of operations. (See Note 14 to Notes to the BARRA, Inc. Consolidated Financial Statements.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Company did not submit any matters to a vote of its shareholders during the fourth quarter of the fiscal year ended March 31, 1997.

                                       PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

BARRA's common stock is listed on the NASDAQ National Market System (the "NMS") under the trading symbol "BARZ." This table displays the range of high and low closing trade prices for BARRA's common stock as reported on the NMS.

FISCAL 1996   HIGH      LOW       FISCAL 1997    HIGH      LOW       FISCAL 1998              HIGH      LOW
1st Quarter   11.125    9.250     1st Quarter    34.000    19.500    1st Quarter              29.750    24.500
2nd Quarter   15.750    9.250     2nd Quarter    27.000    19.000    (through June 2, 1997)
3rd Quarter   17.000    11.750    3rd Quarter    28.000    23.250
4th Quarter   22.500    15.500    4th Quarter    32.500    24.750


At June 2, 1997 there were approximately 1,600 holders of BARRA's common stock. To date, BARRA has paid no cash dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon BARRA's capital requirements and financial condition and other relevant factors. The Board of Directors of BARRA does not intend to declare any dividends in the foreseeable future. On June 2, 1997 the closing price for BARRA on the NMS, as reported by the NMS, was $29.75.

ITEM 6.  SELECTED FINANCIAL DATA

The information regarding the Company's selected financial data required by this
Item 6 is incorporated by reference to the inside cover of the 1997 Annual Report under the heading "Financial Highlights."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the BARRA, Inc. ("BARRA" or the "Company") consolidated financial statements and related notes and with the selected financial data. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future. Each statement made in this discussion and analysis and elsewhere in this report containing any form of the words "anticipate", "expect," "believe," "future" or "forward" is a forward-looking statement that may involve a number of risk factors and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and other changes in the Company's industry; competitive factors such as rival products and price pressures both domestically and internationally; availability of adequate third-party data on reasonable terms and at reasonable prices; significant delays or excessive costs associated with product research, development and/or introduction; the loss of a large single revenue source; the investment performance and the timing of performance fee determination dates for the Company's asset management subsidiary; significant changes in trading volumes in the POSIT trading system; and fluctuations in U.S. dollar exchange rates for non-U.S. currencies. Further information and potential risk factors that could affect the Company's financial results are included in this Form 10-K for the fiscal year ended March 31, 1997.

GENERAL

ROGERSCASEY. As further described in Note 3 to the financial statements, on July 24, 1996, the Company merged with RogersCasey. All of the common stock and outstanding options of RogersCasey were exchanged for 481,364 shares of the Company's common stock and 30,257 options on BARRA's common stock. This merger was accounted for as a pooling of interests. Under this method of accounting, the financial condition and results of operations for the combined companies is presented for all periods (both subsequent to, and prior to the merger) as if the companies had always been combined. For this reason, financial information for the Company for all periods prior to the July 24, 1996, merger date have been retroactively restated to include the historical results of RogersCasey.

BOND EXPRESS. As discussed in Note 3 to the financial statements, the Company consolidated Bond Express beginning June 1, 1996. Accordingly, the following discussion of results of operations for the year ended March 31, 1997 includes related amounts from Bond Express for the period beginning June 1, 1996 only.

GAT AND INNOSEARCH. Subsequent to its fiscal year end, the Company entered into definitive agreements to exchange approximately 470,000 shares of the Company's stock and up to $3.2 million in cash for all of the outstanding shares of GAT and a majority interest in Innosearch, an affiliate of GAT. GAT and Innosearch are fixed income analytics, consulting, and research firms. Both firms will become subsidiaries of the Company at the closing of the transaction. The closing of the transaction is subject to certain conditions contained in the agreements. Because the transaction has not yet closed, the expected financial impact of the acquisitions is not included in the discussion which follows. The acquisition is expected to be accounted for using the purchase method of accounting for business combinations.

FOREIGN CURRENCY. BARRA, as an international corporation, generates revenues from clients throughout the world, maintains sales and representative offices world-wide and holds certain deposits and accounts in foreign currencies. BARRA's revenues are generated from both United States and foreign currencies. BARRA's subscriptions in the United Kingdom and the European Community are priced in British pounds sterling ("pounds") and European Currency Units ("ECUs"), respectively. Additionally, BARRA's consolidated subsidiary, BARRA International (Japan), Ltd. ("BARRA Japan"), generates revenues, has expenses and has assets and liabilities in Japanese yen. All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. The Company has considered its exposures to foreign currency fluctuations and to this point has decided not to engage in hedging or managing exposures to foreign currency fluctuations through contracts for the purchase, sale or swapping of currencies.

For fiscal 1997 compared to fiscal 1996, there was a significant strengthening of the U.S. dollar against the yen while average exchange rates for pounds and ECU's remained relatively constant. The Company estimates that the impact of the declining value of the yen versus the U.S. dollar during fiscal 1997 accounted for a reduction of approximately $1,500,000 in consolidated revenues and approximately $150,000 in consolidated net income for the fiscal year ended March 31, 1997. For fiscal 1996 compared to fiscal 1995, there was no material impact from foreign currency fluctuations on BARRA's consolidated statements of income. Although the U.S. dollar strengthened significantly against the yen and less significantly against the pound during fiscal 1996, the average of the exchange rates during fiscal 1996 and 1995 did not change significantly and therefore the impact on revenues and net income was not significant.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total operating revenues represented by items in BARRA's consolidated statements of income for the fiscal years ended March 31:

                                                                 1997           1996           1995

Operating Revenues:
Subscription and consulting fees                                 70.6%          81.6%          84.3%
Electronic brokerage and information                              9.6            8.8            8.0
Asset management                                                 19.8            9.6            7.7
------------------------------------------------------------------------------------------------------
   Total operating revenues                                     100.0%         100.0%         100.0%
------------------------------------------------------------------------------------------------------
Operating Expenses:
Cost of subscription products                                     6.5%           7.9%           7.6%
Compensation and benefits                                        47.4           52.3           55.3
Rent expense                                                      4.1            5.0            5.7
Other operating expenses                                         18.4           19.8           21.2
Merger costs and one-time charges                                 1.7              -              -
------------------------------------------------------------------------------------------------------
   Total operating expenses                                      78.1%          85.0%          89.8%
------------------------------------------------------------------------------------------------------
Interest Income and Other                                         2.0%           1.7%           1.5%
------------------------------------------------------------------------------------------------------
Income Before Equity in Net Income and Loss of Investees,
Minority Interest, and Income Taxes                              23.9%          16.7%          11.7%
Equity in Net Income and Loss of Investees                       (0.1)          (0.9)          (0.6)
Minority Interest                                                (1.4)          (0.3)          (0.3)
------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                       22.4%          15.5%          10.8%
Income Taxes                                                     (9.5)          (6.6)          (4.8)
------------------------------------------------------------------------------------------------------
Net Income                                                       12.9%           8.9%           6.0%


OPERATING REVENUES

SUBSCRIPTION AND CONSULTING FEES. Subscription and consulting fees consist of subscription fees for BARRA's software products and revenues from other sources related to the institutional analytics business (which include timesharing revenues, seminar revenues and other recurring and one-time fees). In addition, as a result of the merger with RogersCasey, these revenues also include annual retainer and project fees for consulting services provided to pension plan sponsors and investment managers. A summary of the components of this revenue is as follows:

                                    FISCAL 1997                   FISCAL 1996           FISCAL 1995
                                         % CHANGE FROM               % CHANGE FROM
                             $(000)    PRIOR FISCAL YEAR    $(000)   PRIOR FISCAL YEAR     $(000)
                             ------    -----------------    ------   -----------------     ------
 Analytics subscriptions     51,106          22.0           41,889        19.4             35,095
 Other analytics related      6,550         (22.1)           8,403        (1.5)             8,532
 Consulting                  16,319          25.8           12,975        22.6             10,580
                             ------          ----           ------        ----             ------
      Total                  73,975          16.9           63,267        16.7             54,207
                             ------          ----           ------        ----             ------
                             ------          ----           ------        ----             ------


Analytics subscriptions are for BARRA's software products and related data updates. The Company generally bills and collects fees on an annual basis, but recognizes the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of both obtaining new clients as well as increasing revenues from existing customers through the introduction of new products and services. For fiscal 1997 compared to fiscal 1996, annual subscription fee revenue for the U.S and non-U.S. markets increased approximately 25% and 20%, respectively. For fiscal 1996 compared to fiscal 1995, annual subscription fee revenue for the U.S and non-U.S. markets increased approximately 19% and 20%, respectively. For both markets, revenue growth primarily came from equity models and related data reflecting the continued success of Aegis. Various new single country and global versions of this equity analytics system have been introduced continuously since July 1995. Fixed income product sales also contributed, primarily to the non-US increase, as a result of sales of the global version of the BARRA COSMOS System-TM-, which was introduced in May 1996. Increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions.

Revenues from other sources related to the institutional analytics business include timesharing revenues, seminar revenues and other recurring and one-time fees. The decline in the relative and absolute amounts of this component of revenue continues to be from the conversion of clients from timesharing to in-house computers for running BARRA's products and declines in analytics-related one-time fees as a result of a de-emphasis on such revenue opportunities.

Consulting fees consist primarily of services to pension plan sponsors ("Sponsor Services") which are usually recurring retainer-based fee arrangements, and consulting to money managers ("Strategic Services"), which are usually non-recurring, project-type engagements that are completed in phases. Also included in Strategic Services revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, Strategic Services revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions. The increase in total consulting revenues over the past three years has been driven almost equally between growth in retainer-based fee clients and one-time project revenues including a strategic transaction fee in fiscal 1997 that accounted for approximately 6% of the total consulting fees.

ELECTRONIC BROKERAGE AND INFORMATION. Electronic brokerage and information revenues increased $3,198,437, or 46.9%, in fiscal 1997 compared to fiscal 1996 and $1,692,133 or 33.0% in fiscal 1996 over fiscal 1995. Electronic brokerage and information revenues consists principally of license fees from POSIT. BARRA's revenues from POSIT are derived from commissions generated by the trading volume in the system. Shares traded in the system were 3.3 billion, 2.3 billion and 1.9 billion, for calendar years ended December 31, 1996, 1995, and 1994 respectively. POSIT revenue increases reflect higher trading volumes attributed to increased numbers of users of the system as well as greater usage of the system by its major participants.

The consolidation of Bond Express for the first time in fiscal 1997 accounted for $1,064,294 of the increase in electronic brokerage and information revenues from fiscal 1997 over fiscal 1996.

ASSET MANAGEMENT. Asset management revenues increased $13,288,308 or 177.8% in fiscal 1997 compared to fiscal 1996 and $2,547,902 or 51.7% in fiscal 1996 over fiscal 1995. Asset management revenues consist of business from both Symphony and RogersCasey asset management services, which include management of customized multi-manager programs and advisory services for private equity (non-marketable) investment programs.

Symphony's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees which are based on the performance over a benchmark for each account. Symphony's total revenues were $16,082,688 for fiscal 1997, $3,327,651 for fiscal 1996 and $1,540,682 for fiscal 1995. Performance fees included in total revenues were $11,558,377, $548,218 and none for the 1997, 1996, and 1995 fiscal years, respectively. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of the first year of the contract and on each subsequent annual anniversary date thereafter. The increase in performance fee revenues for fiscal 1997 is the result not only of investment performance in excess of benchmarks, but the fact that assets under management that are subject to performance fees have grown significantly.

As of the beginning of fiscal 1998, Symphony had approximately $1.2 billion of assets under direct management. In addition, as of April 1, 1997, the assets of a former unit of RogersCasey, which managed approximately $600 million of private equity (non-marketable investments) were purchased by Symphony LLC. Of the funds under direct management, approximately $800 million are managed under agreements that provide for performance fees in addition to a base management fee.

Symphony's future revenues will depend, in some cases to a great extent, on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

REVENUES FROM FOREIGN CUSTOMERS. The percentage of BARRA's total operating revenues derived from foreign customers represented 31.9%, 38.9% and 40.0% in fiscal years 1997, 1996 and 1995, respectively. The percentage of BARRA's subscription and consulting revenues (total revenues excluding electronic brokerage and asset management revenues) derived from foreign customers was 45.2%, 47.8% and 47.4% for the same periods, respectively. In fiscal 1995 the weakening of the U.S. dollar compared to the currencies in BARRA's major non-U.S. markets contributed to an increase in revenues from non-U.S. sources. For fiscal 1996 currency fluctuations on average had no material impact on revenues from non-U.S. sources and for fiscal 1997, the strengthening of the U.S. dollar negatively impacted reported revenues.

OPERATING EXPENSES

COST OF SUBSCRIPTION PRODUCTS. Cost of subscription products consists of computer access charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of operating expenses has increased $716,176, or 12%, in fiscal 1997 over fiscal 1996, and $1,247,478, or 26%, in fiscal 1996 over fiscal 1995. Increases during the last three years are primarily due to increased data, computer access and outside computer service costs associated with new and existing BARRA services. The Company anticipates that data costs will continue to increase into the future as BARRA's demands for new and expanded data sources increase in order to meet product development, enhancement and market needs. It is anticipated that reductions in annual costs from outside computer services under a new contract for these services will partially offset increased data costs.

COMPENSATION AND BENEFITS. Compensation and benefits increased $9,094,571 or 22.4% in fiscal 1997 over fiscal 1996, and $5,040,128 or 14.2% in fiscal 1996 over fiscal 1995.

These annual increases in compensation and benefits costs are in part attributable to growth in the number of full-time employees, which increased approximately 8% and 11% in fiscal 1997 over fiscal 1996 and in fiscal 1996 over fiscal 1995, respectively. In fiscal 1997, the increase in expense also includes approximately $1,500,000 of special incentive compensation earned by Symphony principals for the first three quarters of the fiscal year. Starting with the fourth quarter of the 1997 fiscal year, this compensation converted to a profits interest that is included in "minority interest" in the statements of income. Also, in fiscal 1997, the consolidation of Bond Express contributed $935,951 of the increase from a year ago.

The Company's annual salary administration and performance evaluation process results in annual reviews and salary adjustments that are effective as of July 1 of each year.

RENT EXPENSE. Rent expense increased $393,113 or 10.2% in fiscal 1997 over fiscal 1996 and $222,245 or 6.1% in fiscal 1996 over fiscal 1995. During fiscal 1997 there were office moves to larger quarters in San Francisco (for Symphony), Hong Kong, and New York, and a new office was opened in Cape Town. These expansions, in combination with higher occupancy related expenses at the Berkeley headquarters, resulted in the increase in rent expense for fiscal 1997 over fiscal 1996. The increase in rent expense for fiscal 1996 over fiscal 1995 is almost entirely due to the operation of Symphony, which entered into a new office space lease in the latter stages of fiscal 1995. In addition to the increased costs from the 1997 changes, it is anticipated that there will be increased costs associated with the move to a new Berkeley headquarters building, new offices in San Francisco for consulting units and two more new offices to be opened in fiscal 1998.

OTHER OPERATING EXPENSES. Other operating expenses increased $3,871,287 or 25.2% in fiscal 1997 over fiscal 1996 and increased $1,763,582 or 13.0% in fiscal 1996 over fiscal 1995. Other operating expenses include travel, office, maintenance, depreciation, amortization, marketing, advertising, outside legal and accounting services, data and other expenses related to the asset management operations, and other corporate expenses.

The increase in fiscal 1997 over fiscal 1996 was predominantly the result of higher external development costs associated with information systems upgrades and higher data costs at Symphony related to their increase in revenues. Other increases in travel, computer and office equipment, outside printing and documentation and insurance related expenses were reflective of, and consistent with, the general growth of BARRA's business and the costs of supporting a larger client base. The consolidation of Bond Express also contributed approximately $1,000,000 to the increase during fiscal 1997.

The increase in fiscal 1996 over fiscal 1995 was primarily the result of development and initial marketing costs for Aegis and RogersCasey's InvestWorks product, both of which were launched in fiscal 1996. Symphony also contributed to the increase in expenses as its operations grew. These increases were partially offset by general improvements in BARRA's cost control measures and reductions in computer-related costs and professional services fees associated with various non-recurring consulting projects and other studies conducted in fiscal 1995.

MERGER COSTS AND ONE-TIME CHARGES. In fiscal 1997, in connection with the RogersCasey merger, the Company recorded related costs of approximately $1,308,000 consisting of the following: (i) $821,000 in legal, accounting and other outside professional services; (ii) $420,000 in severance, relocation and other costs associated with integrating the combined operations of the two firms; and (iii) $67,000 in incremental travel and related expenditures. The Company also recorded a one-time charge of approximately $448,000 for the write-off of capitalized software related to a product under development in which the costs were not recoverable based on revenue estimates and whose value was therefore impaired.

INTEREST INCOME AND OTHER. Interest income and other increased $808,769 or 61.6% in fiscal 1997 over fiscal 1996 and $338,864 or 34.8% in fiscal 1996 over fiscal 1995. These increases year-over-year are in large part due to increases in cash and cash equivalents generated from operations that are available for investment as well as a reduction in interest expense due to the repayment of all outstanding RogersCasey indebtedness subsequent to the merger. The increases were also the result of $455,832 and $320,000 of gains recorded in fiscal 1997 and 1996, respectively, on investments in a limited partnership managed by Symphony.

EQUITY IN NET INCOME AND LOSS OF INVESTEES. Net losses from BARRA's joint ventures and other strategic relationships now represent primarily BARRA's share of losses from its Global POSIT joint venture and, beginning in fiscal 1998, Data

Downlink Corporation. The losses decreased in fiscal 1997 from fiscal 1996 and 1995 primarily as a result of non-recurring losses incurred by the Company in prior years in connection with interests in Metaxis S.A. and Metaxis Placements S.A.

MINORITY INTEREST. Minority interest represents the net of a 45% share of Bond Express LPs net loss and, beginning with the fourth quarter of fiscal 1997, the profits interest of the Symphony principals. (See the discussion of compensation above.) The increase in fiscal 1997 is the result of profits from the Symphony business.

NEW ACCOUNTING STANDARDS.

Stock-Based Compensation - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized in the consolidated statements of income for the Company's fixed award Employee Stock Option Plan. Had compensation cost for the Company's Employee Stock Option Plan been determined based on fair value at the grant date for awards in fiscal 1996 and 1997 consistent with the provisions of SFAS No.123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below for fiscal years ended March 31 (see also Note 12 to the Notes to the BARRA, Inc. Consolidated Financial Statements):

                                                        1997           1996
                                                    -----------     ----------
Net income - as reported                            $13,545,453     $6,869,256
Net income - pro-forma                              $12,347,913     $6,581,757
Earnings per share - as reported                          $1.45          $0.78
Earnings per share - pro-forma                            $1.37          $0.75

Earnings Per share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the fiscal years ended March 31, 1997, 1996 and 1995, basic EPS would have been $1.62, $0.83 and $0.46, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for those periods.

LIQUIDITY AND CAPITAL RESOURCES. Cash and cash equivalents, short-term investments and investments in municipal debt securities available-for-sale totaled $41,576,418 at March 31, 1997, representing an increase of $15,571,537 from March 31, 1996. In addition, the Company has a commitment from a bank for an unsecured short-term line of credit of up to $5 million - of which, no amounts have been, or are presently anticipated to be, drawn down.

BARRA believes that its cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet its cash requirements for capital expenditures and other cash needs for ongoing business operations.

PRINCIPAL FINANCIAL COMMITMENTS. As of June 1, 1997, the Company's principal financial commitments consisted of obligations under operating leases and contracts for the use of computer and office facilities, the cash commitment that is part of the GAT and Innosearch acquisitions, and a commitment to disburse approximately $2 million for new office equipment and furniture, and approximately $3 million for leasehold improvements associated with the move to a new headquarters building in June of 1997. (See Note 6 to the Notes to the BARRA, Inc. Consolidated Financial Statements.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
BARRA, Inc.
Berkeley, California

We have audited the accompanying consolidated balance sheets of BARRA, Inc. (the "Company") and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BARRA, Inc. and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
-------------------------
May 9, 1997


CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1997 AND 1996                                                              1997               1996
                                                                                           ----               ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $  25,831,118      $  22,493,363
Short-term investments                                                                    5,421,841          3,511,518
Investment in municipal debt securities- available for sale                              10,323,459                -
Accounts receivable:
     Trade (Less allowance for doubtful accounts of $135,732 and $129,237)               15,522,575         10,558,150
     Related parties                                                                      3,017,164          2,676,661
Notes receivable                                                                          5,419,474                -
Prepaid expenses                                                                            400,187            649,424
------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                65,935,818         39,889,116
------------------------------------------------------------------------------------------------------------------------
NOTES RECEIVABLE                                                                                  -          1,658,960
INVESTMENTS IN UNCONSOLIDATED COMPANIES                                                     445,644          7,300,347
FURNITURE AND EQUIPMENT:
     Computer equipment                                                                  11,749,343          8,716,136
     Office equipment                                                                       672,325            729,248
     Furniture and fixtures                                                               4,346,206          3,335,342
------------------------------------------------------------------------------------------------------------------------
          Total furniture and equipment                                                  16,767,874         12,780,726
    Less accumulated depreciation and amortization                                      (9,739,519)        (7,742,149)
------------------------------------------------------------------------------------------------------------------------
                                                                                          7,028,355          5,038,577
DEFERRED TAX ASSETS                                                                       1,038,374          1,685,898
COMPUTER SOFTWARE
     (Less accumulated amortization of $548,263 and $422,953)                               336,414            971,077
INTANGIBLES AND OTHER ASSETS
     (Less accumulated amortization of $1,585,124 and $492,482)                           9,416,496          7,796,401
------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                 $  84,201,101      $  64,340,376
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                       $  2,748,572       $  1,368,466
Due to related party                                                                        707,266            567,201
Accrued expenses payable:
     Accrued compensation                                                                 7,186,875          4,850,817
     Accrued corporate income taxes                                                       3,533,677          2,178,539
     Other accrued expenses                                                               5,761,211          4,135,159
Shareholder notes payable and bank borrowings                                               239,611          2,132,544
Unearned revenues                                                                        12,427,274         12,246,527
------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                            32,604,486         27,479,253
------------------------------------------------------------------------------------------------------------------------

Other Long-Term Liabilities:
Deferred tax liabilities                                                                    768,352          1,217,817
Shareholder notes payable and bank borrowings                                               473,411            718,772
------------------------------------------------------------------------------------------------------------------------
      Total other long-term liabilities                                                   1,241,763          1,936,589
------------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                                 1,981,002                -
SHAREHOLDERS' EQUITY:
Preferred stock, no par; 10,000,000 shares authorized; none issued and outstanding

Common stock, no par; 40,000,000 shares authorized; 8,417,314 and 8,300,484
     shares issued and outstanding                                                       12,878,186         12,530,173
Retained earnings                                                                        35,967,057         22,421,604
Foreign currency translation adjustment                                                   (471,393)             15,746
Unamortized deferred compensation                                                                 -           (42,989)
------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                          48,373,850         34,924,534
------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                 $  84,201,101      $  64,340,376
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------



            The accompanying notes are an integral part of the BARRA, Inc.
                          Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995



                                                                   1997           1996           1995
                                                                   ----           ----           ----
OPERATING REVENUES:
Subscription and consulting fees                               $73,974,590    $63,267,499    $54,206,652
Electronic brokerage and information                            10,024,091      6,825,654      5,133,521
Asset management                                                20,763,231      7,474,923      4,927,021
----------------------------------------------------------------------------------------------------------
   Total operating revenues                                    104,761,912     77,568,076     64,267,194
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Cost of subscription products                                    6,873,860      6,157,684      4,886,206
Compensation and benefits                                       49,665,261     40,570,690     35,530,562
Rent expense                                                     4,263,055      3,869,942      3,647,697
Other operating expenses                                        19,253,106     15,381,819     13,618,237
Merger costs and one-time charges                                1,756,189              -              -
----------------------------------------------------------------------------------------------------------
   Total operating expenses                                     81,811,471     65,980,135     57,682,702
----------------------------------------------------------------------------------------------------------

INTEREST INCOME AND OTHER                                        2,121,871      1,313,102        974,238
----------------------------------------------------------------------------------------------------------

INCOME BEFORE EQUITY IN NET INCOME AND LOSS OF INVESTEES,
MINORITY INTEREST, AND INCOME TAXES                             25,072,312     12,901,043      7,558,730

EQUITY IN NET INCOME AND LOSS OF INVESTEES                       (106,013)      (674,035)      (410,111)

MINORITY INTEREST                                              (1,419,125)      (211,525)      (193,343)
----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      23,547,174     12,015,483      6,955,276
INCOME TAXES                                                  (10,001,721)    (5,146,227)    (3,102,309)
----------------------------------------------------------------------------------------------------------
NET INCOME                                                     $13,545,453   $  6,869,256   $  3,852,967
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Primary Net Income Per Share                                         $1.45          $0.78          $0.46
Weighted Average Common and Common Equivalent Shares             9,334,903      8,817,648      8,297,357



            The accompanying notes are an integral part of the BARRA, Inc.
                          Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                             1997           1996           1995
                                                                             ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 13,545,453   $  6,869,256   $  3,852,967
Adjustments to reconcile net income to net cash provided
by operating activities:
    Equity in net income and loss of investees                               106,013        674,035        410,111
    Minority interest                                                      1,419,125        211,525        193,343
    Depreciation and amortization                                          3,229,319      1,706,741      1,750,242
    Amortization of computer software                                        386,265        281,065        162,571
    Dividends received from investee                                       (226,583)      (207,920)      (345,653)
    Gains on marketable securities                                         (455,832)      (330,763)         12,288
    One-time charges - Capitalized software                                  448,426              -              -
    Other                                                                  (153,065)      (846,469)        588,143
Changes In:
    Trade accounts receivable                                            (4,836,605)    (1,161,102)        415,029
    Related parties receivable                                             (340,503)        314,448        174,871
    Prepaid expenses                                                         281,639        440,434        229,880
    Other assets                                                           (719,984)      (571,982)      (505,890)
    Accounts payable, due to related party and accrued expenses            6,460,594      3,668,027      2,920,751
    Unearned revenues                                                         86,162      1,840,555      3,265,790
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 19,230,424     12,887,850     13,124,443
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     (3,671,299)    (2,112,568)    (3,344,279)
Short-term investments - net                                             (1,454,491)      2,759,418    (5,374,084)
Investments in municipal debt securities - available for sale           (10,323,459)              -              -
Exercise of BARRA Japan options                                                    -        156,969         44,849
Purchase of Japanese model rights                                                  -    (4,447,280)              -
Investments in unconsolidated companies:
    Investments                                                            (874,746)         73,002    (1,718,906)
    Dividends received                                                       226,583        207,920        345,653
Notes receivable (issued) repaid                                           1,804,869    (1,600,000)              -
Consolidation of Bond Express L.P. - cash acquired                           190,155              -              -
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (14,102,388)    (4,962,539)   (10,046,767)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and lines of credit                          (2,138,294)              -              -
Proceeds from bank borrowings                                                      -      1,038,480        868,145
Proceeds from sale of common stock                                         1,164,973      1,045,113        615,160
Common stock repurchased                                                   (816,960)    (3,558,473)    (1,545,815)
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                    (1,790,281)    (1,474,880)       (62,510)
--------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  3,337,755      6,450,431      3,015,166
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            22,493,363     16,042,932     13,027,766
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 25,831,118   $ 22,493,363   $ 16,042,932
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

OTHER CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                            $     95,133   $    177,167   $     51,936
    Income taxes                                                           7,830,285      4,371,168      1,782,681
Non-cash investing transactions during the year for:
     Exchange of equity interest in LBIC for debt (Note 9)              $  7,219,458              -              -
     Consolidation of Bond Express (Note 3):
         Note receivable                                                 (2,100,000)              -              -
         Net assets acquired                                               1,139,726              -              -
         Minority Interest                                                   512,877              -              -
         Goodwill                                                       $  1,473,151              -              -

            The accompanying notes are an integral part of the BARRA, Inc.
                          Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                          FOREIGN
                                                   COMMON STOCK         UNAMORTIZED       CURRENCY        TOTAL
                                            ---------------------------   DEFERRED      TRANSLATION     RETAINED    SHAREHOLDERS'
                                               SHARES        AMOUNT     COMPENSATION     ADJUSTMENT     EARNINGS        EQUITY
                                            --------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1994                      8,343,764    $13,548,688     $(151,240)     $  160,421   $11,699,381     $25,257,250
Repurchase of Stock                          (214,500)    (1,545,815)                                                 (1,545,815)
Stock Issued                                    79,200        615,160                                                     615,160
Foreign Currency Translation Adjustment                                                     237,394                       237,394
Deferred Compensation                                                         56,714                                       56,714
Net Income                                                                                              3,852,967       3,852,967
                                            --------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                      8,208,464     12,618,033       (94,526)        397,815    15,552,348      28,473,670
Repurchase of Stock                          (240,000)    (3,558,473)                                                 (3,558,473)
Stock Issued                                   332,020      3,470,613                                                   3,470,613
Foreign Currency Translation Adjustment                                                   (382,069)                     (382,069)
Deferred Compensation                                                         51,537                                       51,537
Net Income                                                                                              6,869,256       6,869,256
                                            --------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                      8,300,484     12,530,173       (42,989)         15,746    22,421,604      34,924,534
Contractual Share Repurchases-
    RogersCasey                                      -      (800,691)                                                   (800,691)
Repurchase of Stock                            (2,276)       (16,269)                                                    (16,269)
Stock Issued                                   119,106      1,164,973                                                   1,164,973
Foreign Currency Translation
    Adjustment                                                                            (487,139)                     (487,139)
Deferred Compensation                                                         42,989                                       42,989
Net Income                                                                                             13,545,453      13,545,453
                                            --------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                      8,417,314    $12,878,186     $        -     ($471,393)   $35,967,057     $48,373,850
                                            --------------------------------------------------------------------------------------
                                            --------------------------------------------------------------------------------------



            The accompanying notes are an integral part of the BARRA, Inc.
                          Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:

NOTE 1 - THE COMPANY.

BARRA, Inc. ("BARRA") and its subsidiaries (collectively, the "Company") are engaged in integrated business activities that combine technology, data, software and services to help clients make investment and trading decisions. Subscription and consulting services consist of developing, marketing and supporting investment analytics and related consulting. Electronic brokerage and information services consist of the development and support of electronic trading and information systems. Asset management services consist of money management and investment strategy consulting. The Company's clients and target markets include investment managers, plan sponsors and consultants, brokers and dealers, and other sophisticated institutional and private investors throughout the world.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of BARRA and its wholly-owned subsidiaries. The financial statements have been restated for all prior periods to reflect the acquisition of Rogers, Casey & Associates, Inc. ("RogersCasey")and its subsidiaries consistent with the pooling-of-interests method of accounting for business combinations. (See Note 3.) Also included in the accompanying consolidated financial statements are the accounts of Bond Express L.P. ("Bond Express") and Symphony Asset Management, LLC ("Symphony LLC"). (See Note 3.) All significant intercompany transactions and balances have been eliminated. Certain amounts previously reported have been reclassified to conform with the 1997 presentation.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS include money market funds and certificates of deposit with original maturities of three months or less.

SHORT-TERM INVESTMENTS include $2,534,100 at March 31, 1997 and $2,320,000 at March 31, 1996 invested in a limited partnership managed by Symphony, the Company's registered investment adviser subsidiary. The limited partnership holds both long and short positions in equity securities and at times buys and sells short-term market index instruments which the manager uses to hedge general market risk. The investment is recorded at its fair value and any unrealized gains or losses are included in interest income and other. Also included in short-term investments is a U.S. dollar equivalent of $2,887,741 at March 31, 1997, and $1,191,518 at March 31, 1996, invested in a Japanese yen-denominated mutual fund which is invested primarily in government and other bonds and certificates of deposit in Japan. The investment is recorded at cost which approximates its fair value.

INVESTMENTS IN MUNICIPAL DEBT SECURITIES - Available for Sale are recorded at fair value which approximates cost at March 31, 1997. Interest on the securities is tax exempt and adjusts to market rates during designated interest reset periods which occur at least every month. While the securities have stated maturity dates ranging from August, 1997 to June, 2030, each security grants the investor the option to put the security back to the issuer during exercise periods which generally coincide with interest reset dates.

INVESTMENTS IN UNCONSOLIDATED COMPANIES are accounted for on the cost or equity method depending on the Company's ownership interest in the voting stock and upon its ability to exert significant influence over the investee's operations (see Note 10).

FURNITURE AND EQUIPMENT are stated at cost. Computer and office equipment have economic useful lives of five to seven years and are depreciated using accelerated methods. Furniture and fixtures have economic useful lives of five years and are depreciated and/or amortized using both straight-line and accelerated methods.

COMPUTER SOFTWARE that has been purchased is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over three to five years depending on the estimated useful life of the software. Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

INTANGIBLES AND OTHER ASSETS includes purchased goodwill and purchased model rights of $6,764,619 at March 31, 1997, which is net of accumulated amortization of $1,585,124. (See Notes 3 and 7.) Included in intangibles and other assets is goodwill of $270,182 (net of accumulated amortization of $110,406), which is related to the RogersCasey acquisition and which occurred in prior years. The Company evaluates impairment by comparing book value against the estimated undiscounted future operating cash flows of the underlying asset.

REVENUE RECOGNITION - Subscription fees are initially deferred as unearned revenues when payment has been received and revenue is recognized ratably over the subscription term. Timesharing revenues, which are included in subscription and consulting fees, are recognized as the Company's computer resources are utilized. Consulting fees for recurring, retainer-based services are recognized ratably over the term of the services contract. Consulting fees for non-recurring projects are recognized on a percentage of completion basis.

Asset management revenues are recognized ratably over the period that assets are under management except that portions of fees that are performance-based are recognized only at the performance measurement dates contained in the management agreements.

Electronic brokerage and information revenues, which consist primarily of royalties from the POSIT joint venture based on trading volume of U.S. equities in Portfolio System for Institutional Trading ("POSIT"), are recognized as trades are executed.

INCOME TAXES are provided at current rates. Deferred income taxes are computed based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

FOREIGN CURRENCY TRANSLATION - The functional currency of all non-U.S. operations except BARRA International (Japan), Ltd., the company's wholly-owned Japan subsidiary ("BARRA Japan"), is deemed to be the U.S. dollar. For these operations, assets and liabilities are translated into U.S. dollars using current exchange rates, and the translation adjustment effects are included in net income. The functional currency of BARRA Japan is the Japanese yen and, therefore, the effects of currency translation adjustments on its assets and liabilities are included as a component of shareholders' equity.

STOCK-BASED AWARDS to employees are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

NET INCOME PER SHARE is computed based on the primary weighted average number of common shares outstanding and dilutive common stock equivalents from the presumed exercise of stock options using the treasury stock method. For all periods presented, fully diluted income per share was not significantly different than primary income per share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the years ended March 31, 1997, 1996 and 1995, basic EPS would have been $1.62 and $.83 and $.46, respectively. Diluted EPS under SFAS 128 would not have been significantly different from primary EPS currently reported for those periods.

CONCENTRATION OF CREDIT RISK - The Company licenses its products and services to investment managers primarily in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the credit of its customers and does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

NOTE 3 - BUSINESS COMBINATIONS AND OTHER CHANGES IN REPORTING ENTITIES.

ROGERSCASEY - On July 24, 1996, BARRA merged with RogersCasey, a firm specializing in investment consulting to money managers and pension plan sponsors. All of the common stock and outstanding options of RogersCasey were exchanged for 481,364 shares of BARRA's common stock and 30,257 options on BARRA common stock. This merger was accounted for as a pooling-of-interests.

All fees and expenses related to the merger have been expensed as required under the pooling-of-interests method of accounting. These fees and expenses were $1,307,763 for the year ended March 31, 1997 and consisted primarily of fees for legal and accounting services, investment banking fees and costs associated with integrating the operations of the combined companies. The Company also recorded a one-time charge of $448,426 related to the write-off of capitalized software on the books of RogersCasey at the time of the merger.

Revenue and net income from the combining companies included in the consolidated results of operations were as follows:

                                                      BARRA       ROGERSCASEY      COMBINED
For the period April 1, 1996 to July 24, 1996:
  (prior to the effective date of the merger)
     Revenue                                       $22,466,912     $6,573,636    $29,040,548
     Net income                                     $3,056,025       $489,870     $3,545,895

For the year ended March 31, 1996:
     Revenue                                       $61,031,944    $16,536,132    $77,568,076
     Net income(Loss)                               $7,510,489     ($641,233)     $6,869,256

For the year ended March 31, 1995:
     Revenue                                       $51,803,029    $12,464,165    $64,267,194
     Net income(Loss)                               $3,982,724     ($129,754)     $3,852,967


There were no significant intercompany transactions between BARRA and RogersCasey during any period presented.

SYMPHONY - Effective July 1, 1996, the Company's wholly-owned subsidiary, Symphony Asset Management, Inc. ("Symphony Inc." and collectively with Symphony LLC "Symphony"), contributed its assets, liabilities and business to Symphony LLC, a newly formed entity, in exchange for interests in Symphony LLC pursuant to an Operating Agreement of Symphony Asset Management LLC (the "Operating Agreement"). The capitalization of Symphony LLC consists of four Interest Classes (Class 1, Class 2, Class 3 and Class 4, as defined in the Operating
Agreement).   Class 1, Class 2 and Class 4 interests belong to Symphony Inc.
(which continues to be wholly-owned by the Company) while Class 3 interests belong to a newly formed limited liability company, Maestro LLC, whose owners are principals of Symphony LLC.

The Operating Agreement provided for a bonus to be paid to the principals of Symphony LLC equal to 25% of Symphony LLC profits (as defined in the Operating Agreement). This bonus was only in effect until the Class 2 interests were redeemed. In the quarter ended December 31, 1996, the Class 2 interests were redeemed and the bonus was replaced by a profits interest (the Class 3 interest) that started at 25% and could grow to a maximum of 50% depending upon future levels of Symphony LLC operating income (as defined in the Operating Agreement).

The Company had previously consolidated Symphony, Inc. and has consolidated the financial position and results of operations of Symphony LLC and separately recorded the Class 3 interest share of net assets and net income as a minority interest. The Class 3 interests share of profits was $1,787,073 for the year ended March 31, 1997.

BOND EXPRESS - In August 1995, the Company committed to make a long-term loan of $2,100,000 to Bond Express at prime rate plus 1% (9.5% at March 31, 1997), due in annual installments from August 2001 to May 2002. Bond Express is a distributor, on a subscription basis, of software and databases of fixed income security offering information from bond dealers. The loan agreement permits the Company, at its option, to convert the loan (when fully disbursed) into a controlling equity interest in Bond Express. In a related transaction, the Company purchased a 1% limited partnership interest in Bond Express for $1,000. Pursuant to a Put/Call Agreement, under certain conditions, between August 1, 2000 and October 31, 2000 the Company has the right to call and the other owners have the right to put the remaining equity interest to the Company. At March 31, 1996, the Company had disbursed $1,600,000 under the loan agreement.

During the quarter ended June 30, 1996, the Company fully disbursed its remaining commitment on the loan which activated the Company's option to convert its' interest in Bond Express from debt to a 55% controlling equity interest. While this option has not been exercised, the Company believes that it has operational and financial control over Bond Express. Accordingly, since June 1, 1996, the Company has consolidated the financial position and results of operations of Bond Express using the purchase method of accounting. The difference between the Company's investment (principally its note receivable) and the net assets of Bond Express at June 1, 1996 of approximately $1.5 million has been recorded as goodwill and is being amortized over a period of 10 years. Bond Express had operating revenues of $161,624 and $963,055 and operating expenses of $421,870 and $1,498,892 for the two month period ended May 31, 1996 and year ended March 31, 1996, respectively. Goodwill arising from the consolidation, and including amounts carried over in the financial position of Bond Express related to a prior transaction, was $1,658,371 at March 31, 1997 (net of accumulated amortization of $483,140) and is included in intangibles and other assets.

During the year ended March 31, 1997, but after the date of consolidation, the Company has disbursed an additional $329,563 to Bond Express on terms similar to the existing note receivable. The minority interest's share (45%) of net assets and net losses is included in minority interest in the consolidated financial statements.

NOTE 4 - INCOME TAXES.

The provision for income taxes for the years ended March 31, 1997, 1996 and 1995 consists of the following:

                                         1997           1996           1995
                                         ----           ----           ----
CURRENT:
Federal                              $ 6,024,179     $3,646,627       $759,807
State                                  1,280,149        836,587        408,062
Foreign                                2,499,334      1,466,755      1,238,148
                                     -----------     ----------     ----------
Total current                          9,803,662      5,949,969      2,406,017
                                     -----------     ----------     ----------

DEFERRED:
Federal                                  217,405      (686,120)         68,314
State                                   (19,346)      (117,622)        627,978
                                     -----------     ----------     ----------
Total deferred                           198,059      (803,742)        696,292
                                     -----------     ----------     ----------

TOTAL TAX PROVISION:                 $10,001,721     $5,146,227     $3,102,309
                                     -----------     ----------     ----------
                                     -----------     ----------     ----------

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. No valuation allowances for deferred tax assets were deemed to be necessary at the balance sheet dates presented. The tax effect of significant temporary differences representing deferred tax assets and liabilities as of March 31 is as follows:


                                                                    1997                          1996
                                                                    ----                          ----
DEFERRED TAX ASSETS:
Accrued vacation pay not currently deductible                     $368,052                      $348,840
Other accrued expenses not deductible                              200,624                       496,540
State income taxes                                                 228,274                       425,859
Differing tax years of equity investee                             192,298                       262,056
Other                                                               49,126                       152,603
                                                                ----------                    ----------
   Total                                                        $1,038,374                    $1,685,898
                                                                ----------                    ----------

DEFERRED TAX LIABILITIES:
Differing tax years of equity investee                              $6,407                      $660,177
Prepaid expenses currently deductible                                   --                       251,462
Depreciation                                                       420,757                       175,519
Other                                                              341,188                       130,659
                                                                ----------                    ----------
   Total                                                          $768,352                    $1,217,817
                                                                ----------                    ----------

NET DEFERRED TAX ASSET:                                           $270,022                       468,081
                                                                ----------                    ----------
                                                                ----------                    ----------


The reconciliation between the amount computed by applying the United States federal statutory tax rate of 35% (34% in 1996 and 1995) to income before income taxes and the actual tax expense is as follows:

                                                                   1997           1996           1995
                                                                   ----           ----           ----
Income tax expense at statutory rate                            $8,241,511     $4,085,264     $2,364,794
State income tax expense, net of federal income tax effect         819,522        552,147        407,683
Foreign taxes higher than federal rate                             344,435        304,944        242,221
Non-taxable portion of dividends and interest                     (175,513)      (220,871)       (82,265)
Effect of foreign sales corporation earnings                      (185,609)       (49,485)       (57,460)
Equity in net (income) loss of foreign investees not taxable            --        179,717        (73,086)
Non-deductible merger costs                                        525,000             --            --
Other                                                              432,375        294,511        300,422
                                                               -----------     ----------     ----------
Income tax expense                                             $10,001,721     $5,146,227     $3,102,309
                                                               -----------     ----------     ----------
                                                               -----------     ----------     ----------


NOTE 5 - SHAREHOLDER NOTES PAYABLE AND BANK BORROWINGS.

Shareholder notes payable and bank borrowings as of March 31, 1997 and 1996 consisted of the following:

                                                                    1997                         1996
                                                                    ----                         ----
RogersCasey shareholder notes payable                             $713,022                      $280,186
Term loan - RogersCasey                                                 --                       444,173
Revolving line of credit  - RogersCasey                                 --                     1,847,765
Bank borrowings - BARRA Japan                                           --                       279,192
                                                                 ---------                   -----------
Total                                                             $713,022                    $2,851,316
  less current portion                                            (239,611)                   (2,132,544)
                                                                 ---------                   -----------
Long-term portion                                                 $473,411                      $718,772
                                                                 ---------                   -----------
                                                                 ---------                   -----------


Prior to the merger, RogersCasey had repurchased 4,587 shares of its stock from former officers of RogersCasey. The shares of stock were purchased at fair market value for a combination of cash and notes payable, in accordance with RogersCasey's Shareholder Agreement. The notes bear interest at prime (8.5% at March 31, 1997 and 1996). Interest expense related to the notes was $51,472, $28,227 and $31,982 in fiscal years 1997, 1996 and 1995, respectively. The long-term portion of shareholder notes payable at March 31, 1997 is due in annual fiscal year installments of $120,842 in 1999, $117,523 in 2000, and $117,523 in 2001 and $117,523 in 2002.

RogersCasey had a term loan bearing interest at the lender's prime rate that was repaid during fiscal 1997. Interest expense on the term loan for fiscal years 1997, 1996 and 1995 was $3,827, $52,659, and $34,857, respectively.

RogersCasey had a revolving line of credit that bore interest at .50% above the bank's prime rate. Interest expense on the credit line for fiscal years 1997, 1996 and 1995 was $64,030, $107,275 and $10,764, respectively. All outstanding balances under the credit line were repaid during fiscal 1997.

On January 4, 1994, BARRA Japan borrowed 33,685,000 yen under the terms of an unsecured ten-year 3% loan from a Japanese bank. The U.S. dollar equivalent balance of the note was $279,192 at March 31, 1996. This indebtedness was repaid during fiscal 1997.

NOTE 6 - LEASES, FACILITIES AND CONTRACTS FOR COMPUTER FACILITIES.

The aggregate minimum future annual lease payments under operating leases are as follows:

                                                     AGGREGATE ANNUAL
        YEAR ENDING MARCH 31:                         LEASE PAYMENTS
        --------------------                         ----------------

               1998                                      $4,799,762
               1999                                       4,263,824
               2000                                       4,179,621
               2001                                       3,978,271
               2002                                       3,800,174
               Thereafter                                 8,531,599
                                                        -----------
               Total                                    $29,553,251
                                                        -----------
                                                        -----------

Net rental expense was $4,263,055, $3,869,942 and $3,647,697 for the years ended March 31, 1997, 1996 and 1995, respectively.

The Company has signed a lease for a new headquarters facility which it expects to occupy in June 1997, when its present facility lease expires. Minimum lease payments under the current and future facility leases are included in the table above. In connection with the move to the new facility, the Company is committed to disburse approximately $2 million for new office equipment and furniture, and approximately $3 million for leasehold improvements.

Effective April 1, 1997, the Company entered into an agreement with an outside computer service provider, to replace its existing service, for computer facilities through May 31, 2002. Under the agreement the Company is committed to pay minimum fees of approximately $870,600 per year, plus additional amounts based on usage and/or services provided. The Company's expense for outside computer usage was $2,922,655, $2,700,313 and $2,756,964 for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 7 - NIKKO CONTRACTUAL AGREEMENTS.

In 1986, the Company and The Nikko Securities Co., Ltd. and certain of its affiliates (collectively, "Nikko") entered into a Joint Venture Agreement, which established BARRA Japan. The Company originally invested $65,800 for a 50% voting interest in the Japanese corporation; the remaining 50% was held by Nikko. Upon creation, BARRA Japan sublicensed Nikko's right to market certain models for the Japanese market developed by the Company pursuant to Development Agreements with Nikko (the "Japanese Models").

Between November 1992 and November 1995, the Company purchased the entire Nikko interest in BARRA Japan by issuing a total of 400,000 shares of the Company's stock. In connection with the Company obtaining 100% ownership of BARRA Japan in November 1995, BARRA Japan purchased all of Nikko's marketing and other rights to the Japanese Models and related products and services. As a result of these transactions, as of March 31, 1997, there was $1,422,157 of goodwill (net of accumulated amortization of $428,177) and $3,413,549 of purchased model rights (net of accumulated amortization of $563,401) included in intangible and other assets.

NOTE 8 - POSIT AND GLOBAL POSIT.

POSIT is a computerized institutional trading system that is owned by a general partnership between the Company and Investment Technology Group, Inc. ("ITG"). The partnership has licensed the U.S. equity version of POSIT to ITG, which operates the POSIT system for U.S. equities. The Company's revenues represent its share of license royalties paid by ITG to the partnership.

Global POSIT was established as a joint venture in the United Kingdom on May 31, 1990. It operates a computerized trading network of the same name that is designed to facilitate trading in international equities. Profit and loss is allocated 50% to the Company and 50% to ITG, the other joint venture partner. The Company's share of losses is included in equity in net loss of investees and was $63,100, $497,756, and $210,294 in the years ended March 31, 1997, 1996 and
1995, respectively.

NOTE 9 - INVESTMENT IN LIBERTY BROKERAGE INVESTMENT CORP.

On February 9, 1993, the Company entered into a Preferred Stock Purchase Agreement with Liberty Brokerage Investment Corp. (formerly Liberty Brokerage, Inc.), a Delaware corporation ("LBIC"). Pursuant to that agreement, the Company purchased eight shares of LBIC's Series A Convertible Exchangeable Preferred Stock (the "LBIC Preferred Stock") for an aggregate purchase price of $5,500,552. On December 16, 1994, the Company purchased an additional 2.5 shares of the LBIC Preferred Stock for $1,718,906. On April 16, 1996, the Company exchanged its LBIC Preferred Stock for a $7,219,474 convertible secured 7.84% promissory note. At March 31, 1997 the remaining amount due under the note receivable was $5,419,474. A principal payment of $1,804,869 is due on September 30, 1997 with the remaining balance due on March 31, 1998. Prior to the exchange described above, the Company's investment in LBIC was accounted for under the cost method.

In February 1993, the Company and LBIC also entered into a related Partnership and Joint Venture Agreement to create BARRA Analytics Securities, an equally-owned New York general partnership ("BAS"). From 1993 through March 31, 1996, there was no significant business activity in BAS other than the Company's initial investment of $100,000. As of January 31, 1997, the Company purchased LBIC's interest in BAS for $133,510. During the period from April 1, 1996 through January 31, 1997, the Company recorded equity in joint venture losses of $240,054 and made additional investments of approximately $300,000.

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED COMPANIES.

In March 1997, the Company purchased 68,037 shares of Series C Convertible
Preferred Stock in QuoteCom, Inc. ("QuoteCom") for $445,644.   In April 1997,
the Company purchased an additional 46,368 shares of the same securities for $304,366. QuoteCom was founded in October 1993 to provide quality financial market data and relevant business news to Internet users in a timely fashion. The Company will account for its investment in QuoteCom using the cost method.

In April 1997, the Company purchased 272.7 shares of Series A Convertible Preferred Stock of Data Downlink Corporation for $1,500,000. Data Downlink Corporation developed and supports an online service that aggregates and indexes quantitative business information from multiple sources and makes this information available in spreadsheet format on a pay-per-view basis. The Company will account for its investment in Data Downlink Corporation using the equity method.

NOTE 11 - RETIREMENT PLANS.

At March 31, 1997, the Company sponsored two tax-qualified employee savings and retirement plans ("the Plans") for all eligible U.S. employees, each of which was sponsored by the predecessor companies prior to the merger between BARRA and RogersCasey. Under both Plans, the Company matches certain employee contributions. Contribution expense was $331,194, $237,165 and $238,160 for the years ended March 31, 1997, 1996 and 1995, respectively.

RogersCasey also sponsors a profit sharing and savings plan covering substantially all of its full time employees. Contributions to the profit sharing plan are approved annually by the plan trustees and are distributed to participants in accordance with the terms of the plan. Contribution expense for the profit sharing plan for fiscal years 1997, 1996 and 1995 was approximately $300,000 per year.

NOTE 12 -STOCK-BASED AWARDS.

STOCK OPTION PLAN.

On July 29, 1991, the Company adopted a Stock Option Plan (the "Plan") for the granting of stock options to employees (including officers and employee directors) and non-employee directors or consultants engaged by the Company, up to a maximum of 1,200,000 shares of the Company's common stock. On July 28, 1994, the Plan was modified to increase the maximum number of shares of the Company's common stock to 2,200,000. With the Plan, incentive stock options may be granted to employees only, and are to be granted at not less than fair market value on the date of grant; and non-statutory stock options may be granted to employees, consultants and non-employee directors, and are to be granted at not less than 85% of such fair market value. The Board of Directors, or a committee thereof, determines vesting period, payment form and exercise date of the options granted under the Plan, provided that no incentive stock option may be exercised later than ten years after its date of grant and no non-statutory option may be exercised later than ten years and one day after its date of grant. For options issued under the Plan through March 31, 1997, the vesting period has been set at 20% per year over five years.

There were also 30,257 options granted, outstanding and exercisable under the RogersCasey Stock Option Plan (the "RCA Plan") as of March 31, 1995 and 1996. During 1997, there were 4,842 options exercised under the RCA Plan at prices ranging between $15.45 and $17.78. Activity in the RCA Plan has been combined with the Plan for all periods presented. The RCA Plan is expected to terminate once all outstanding options are exercised and/or canceled.

Changes in options, shares reserved for issuance and options available for future grants under this plan were as follows:

                                            SHARES SUBJECT TO     WEIGHTED AVERAGE   SHARES AVAILABLE FOR
                                           OUTSTANDING OPTIONS     EXERCISE PRICE        FUTURE GRANTS
                                          -----------------------------------------------------------------
Outstanding, Balance at March 31, 1995          1,282,057                7.68                941,000
    Granted                                       422,700               12.97               (422,700)
    Canceled                                      (85,460)               7.82                 85,460
    Exercised                                     (80,020)               7.93                     --
                                          -----------------------------------------------------------------
Outstanding, Balance at March 31, 1996          1,539,277                9.11                603,760
    Granted                                       346,000               23.91               (346,000)
    Canceled                                      (60,140)              14.94                 60,140
    Exercised                                    (108,182)               8.50                     --
                                          -----------------------------------------------------------------
Outstanding, Balance at March 31, 1997          1,716,955               11.93                317,900
Exercisable at March 31, 1997                     661,345                  --                     --
Weighted average fair value of options
granted during the year                                --              $11.61                     --


Additional information regarding options outstanding as of March 31, 1997 is as follows:

                                    Stock Options Outstanding                          Options Exercisable
                      --------------------------------------------------------------------------------------------
                                        Weighted Average                                             Weighted
Range of Exercise          Number           Remaining          Weighted Average      Number     Average Exercise
      Prices            Outstanding   Contractual Life (yrs)    Exercise Price    Exercisable         Price
------------------------------------------------------------------------------------------------------------------
$  6.00 to $10.00          938,230             6.7                  $ 7.25          489,030          $ 7.39
$  10.01 to $15.00         253,000             7.0                  $10.70          112,680          $10.59
$  15.01 to $20.00         207,475             8.9                  $15.71           59,635          $15.62
$  20.01 to 25.00          127,250             9.3                  $20.38               --              --
$  25 and over             191,000             9.8                  $26.78               --              --
                         ---------                                                  -------
                         1,716,955             7.5                  $11.93          661,345          $ 8.68
                         ---------                                                  -------
                         ---------                                                  -------


EMPLOYEE STOCK PURCHASE PLAN

Under the 1996 Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees may elect to have salary withheld to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock as of the beginning or end of each three-month offer period, subject to an annual limitation. Stock issued under the Purchase Plan was 11,522 shares in fiscal 1997 at a weighted average price of $21.25. At March 31, 1997 there were 738,478 shares of common stock reserved for future issuance under the Purchase Plan.

ADDITIONAL STOCK-BASED AWARD INFORMATION

As discussed in Note 2 above, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black Scholes option pricing model with the following weighted average assumptions: weighted average expected life, 60 months for 1997 and 1996; stock volatility,45% in 1997 and 41% in 1996; risk free interest rates, 6.27% in 1997 and 5.88% in 1996; and no dividends during the expected term. If the computed fair values of the 1997 and 1996 awards under the Plan had been amortized to expense over the vesting period of the awards, pro forma net income would have been $12,347,913 ($1.37 per share) in fiscal 1997 and $6,581,757 ($.75 per share) in fiscal 1996. However, the impact of outstanding stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the fiscal year 1997 and 1996 pro forma adjustments are not indicative of future pro forma adjustments, when the calculation will apply to all applicable stock options.

NOTE 13 - EXPORT REVENUES.

The Company primarily operates in one industry segment, the development and marketing of knowledge-based software applications for investment analytics and related consulting and money management services. Products and services are marketed internationally through the Company and its foreign affiliates. The table below presents a summary of export revenues for the fiscal years ended March 31:

                                     1997           1996           1995
                                     ----           ----           ----

United States and Canada         $73,062,391    $48,832,702    $40,215,717
Europe                            18,527,989     14,738,456     12,602,769
Asia and Australia                13,171,532     13,996,918     11,448,708
                                ------------    -----------    -----------
Total                           $104,761,912    $77,568,076    $64,267,194
                                ------------    -----------    -----------
                                ------------    -----------    -----------


NOTE 14 - CONTINGENCY.

BARRA's sales and use tax filings in the State of California for periods prior to June 30, 1996 are currently under review by the State of California Board of Equalization (the "Board"). The examination involves issues relating to the taxable nature of certain of BARRA's services. BARRA believes that the result of this review will not have a material adverse effect on the financial condition or results of operations of the Company.

The Company is also subject to pending or threatened lawsuits arising in the normal course of business. It is management's opinion that the results of any such pending or threatened litigation will not be material to the Company's consolidated financial position.

NOTE 15 - SUBSEQUENT EVENT.

On May 23, 1997 the Company entered into definitive agreements to exchange approximately 470,000 shares of the Company's stock and up to $3.2 million in cash for all of the outstanding shares of Global Advanced Technology Corporation ("GAT") and a majority interest in Innosearch Corporation ("Innosearch"), an affiliate of GAT. GAT and Innosearch are fixed income analytics, consulting, and research firms. The closing of the transaction is subject to certain conditions contained in the agreements. The acquisition is expected to be accounted for using the purchase method of accounting for business combinations.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED).

FISCAL YEAR ENDED MARCH 31, 1997                     4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
Total operating revenues                             $29,476,948    $27,884,375    $24,473,840    $22,926,749
Total operating revenues net of operating expenses    $8,836,691     $6,982,987     $3,035,176     $4,095,587
Net income                                            $4,626,885     $4,214,108     $1,936,258     $2,768,202
Primary net income per share                               $0.49          $0.45          $0.21          $0.30

FISCAL YEAR ENDED MARCH 31, 1996                     4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
Total operating revenues                             $20,717,238    $20,569,774    $18,271,034    $18,010,030
Total operating revenues net of operating expenses    $3,603,505     $2,442,963     $2,849,437     $2,692,036
Net income                                            $2,421,174     $1,231,038     $1,747,987     $1,469,057
Primary net income per share                               $0.26          $0.14          $0.20          $0.17


Income per share calculations for each of the quarters is based on the primary weighted average common and common equivalent shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year income per share amount. There was no significant difference between primary and fully diluted income per share. Quarterly financial data reflect the combined operations of BARRA and RogersCasey for all periods presented and include one-time charges of $1,756,189 ($0.11 per share) associated with the merger in the second quarter of fiscal 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                       PART III

Certain information required by Part III is omitted from this Report in that the Company intends to file its definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

The information regarding the Company's directors required by this Item 10 is incorporated by reference to pages 2 through 4 of the Proxy Statement under the headings "Proposal No. 1 - Election of Directors - Nominees, Business Experience of the Directors and Board Meetings and Committees."

EXECUTIVE OFFICERS OF THE COMPANY

The names and certain information about the executive officers of BARRA, as of June 2, 1997, are as follows:

NAME                   AGE   POSITION
Andrew Rudd            47    Chairman and Chief Executive Officer of BARRA

Kamal Duggirala        38    President of BARRA

C.E. Beckers           45    President of BARRA International, Ltd. and Senior Vice President of BARRA

John F. Casey          54    President and Chief Executive Officer of RogersCasey and Director of BARRA

James D. Kirsner       53    Chief Financial Officer of BARRA

Robert L. Honeycutt    33    Chief Operating Officer of BARRA

Maria Louisa Hekker    35    Chief Legal Officer, Secretary and General Counsel of BARRA

Daniel Beck            43    Vice President - Fixed Income of BARRA

Ronald N. Kahn         40    Vice President - Research of BARRA

Claes Lekander         35    Vice President - Equity Manager Services of BARRA


Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors or executive officers of the Company.

DANIEL BECK joined the Company's predecessor in 1978 as a Consultant. He became manager of BARRA's Fixed-Income Products in August 1983 and Director of Product Development in April 1985. Mr. Beck was elected to the office of Vice President-Operations in April 1993 and to the office of Vice President-Fixed Income in August 1994. Mr. Beck is a graduate of Ecole Nationale Superieure des Telecommunications and holds an M.B.A. in finance from the University of California, Berkeley.

C.E. BECKERS joined the Company's predecessor in 1981. Dr. Beckers was elected to the office of Senior Vice President of the Company in April 1993 and to the office of President of the Company's wholly-owned subsidiary, BARRA International, Ltd. (BARRA International), in February 1993. Dr. Beckers has been a member of the Board of Directors of BARRA International since April 1994. Dr. Beckers also served as Senior Vice President of BARRA International from January 1990 to February 1993 and he was in charge of the Company's International Division from 1981 to 1990. Dr. Beckers has served on the faculty of K.U. Leuven (Belgium) since 1989. Dr. Beckers holds a Ph.D. in Finance from the University of California, Berkeley.

JOHN F. CASEY became a director of the Company following its acquisition of RogersCasey in July 1996. Mr. Casey has been associated with RogersCasey, an investment consulting and special assets advisory firm, since its inception in 1976. Mr. Casey has also served as President and Chief Executive Officer of RogersCasey since 1989. Prior to founding RogersCasey, he worked at Dreher, Rogers & Associates, was founder of investment manager research at Paine, Webber, Jackson & Curtis and served as Director and head manager of research at Callan Associates. Mr. Casey holds a B.A. from Milton College.

KAMAL DUGGIRALA was elected to the office of President on October 27, 1994. He joined the Company's predecessor in 1984 as a Junior Consultant and became Manager of Broker Products in 1985, Director of Broker/Dealer Services in 1988, and Vice President-Advanced Technology in 1993. Mr. Duggirala holds an M.S.
in Operations Research and an M.B.A. in Finance from the University of California, Berkeley.

MARIA LOUISA HEKKER joined the Company as its General Counsel in August 1992. Ms. Hekker was elected to the position of Chief Legal Officer of the Company in April 1993. Prior to that she worked in the San Francisco (December 1988 to July 1992) and Milan (September 1988 to December 1988) offices of the law firm of Graham & James, where she specialized in international corporate and securities matters. Ms. Hekker is a graduate of Dartmouth College and holds a J.D. from the University of California, Hastings College of the Law.

ROBERT L. HONEYCUTT was elected to the position of Chief Operating Officer of the Company in October 1992. He joined the Company in January 1992 as Director of Operations. Prior to that Mr. Honeycutt was Vice President-Corporate Finance for Hambrecht & Quist Incorporated (May 1987 to January 1992), a financial analyst for a start-up insurance subsidiary of Berkshire Hathaway (June 1986 to May 1987) and a business and public policy consultant for SRI International (January 1985 to June 1986). Mr. Honeycutt graduated from Stanford University where he specialized in Mathematical and Computational Science.

RONALD N. KAHN joined the Company full-time as a Senior Consultant in the Research Group in September 1987. He was named Manager of Special Projects for the Research Group in March 1989 and Director of Research in July 1991.
Dr. Kahn was elected to the office of Vice President-Research by the Board of Directors of the Company in April 1993. Dr. Kahn holds a Ph.D. in Physics from Harvard University.

JAMES D. KIRSNER joined the Company as its Vice President - Finance in
August 1993. He became the Chief Financial Officer in November 1993. Prior to joining the Company he was with Arthur Andersen & Co. from May 1966 to August 1993, where he was a partner specializing in serving investment managers, securities firms, banks and other financial services businesses. Mr. Kirsner holds graduate and undergraduate degrees from the Wharton School of the University of Pennsylvania and was a general course student at the London School of Economics.

CLAES LEKANDER joined BARRA in 1986 as manager for equity client servicing, where he served for several years. He became Director of Equity Services in 1992, and was named Vice President, Equity Manager Services in January 1997. Mr. Lekander holds a degree in Economics and Business Administration from the Stockholm School of Economics. He received his M.B.A. from the University of California, Berkeley, in 1985.

ANDREW RUDD has been associated with the Company and its predecessors since 1975. Dr. Rudd has served as the Chief Executive Officer of the Company and its predecessors since 1984, as a member of the Board of Directors of the Company since 1986 and as its Chairman since 1992. He served on the Company's Compensation Committee from July 1992 to January 1994 and has served on the Company's Nominating Committee since April 1993. Dr. Rudd also served as President of the Company and its predecessors from 1984 to 1992. Between 1977 and 1982, Dr. Rudd was a professor of finance and operations research at Cornell University in Ithaca, New York. He holds a Ph.D. in Operations Research from the University of California, Berkeley.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

The information regarding compliance with Section 16(a) of the Exchange Act required by this Item 10 is incorporated by reference to page 6 of the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to pages 7 through 11 of the Proxy Statement under the headings "Executive Compensation" and "Report of the Compensation Committee and of the Board of Directors on Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to pages 4 through 6 of the Proxy Statement under the heading "Principal Shareholders and Share Ownership by Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to pages 6 through 10 of the Proxy Statement under the heading "Executive Compensation - Compensation Committee Interlocks, Insider Participation and Other Transactions."

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

    (1)  Financial Statements.

         The following financial statements of the Company are included in
         Item 8 of Part II of this Report:

                                                                  Reference Page
         Independent Auditors' Report                                   15
         Consolidated Financial Statements
             Consolidated Balance Sheets                                16
             Consolidated Statements of Income                          17
             Consolidated Statements of Cash Flows                      18
             Consolidated Statements of Shareholders' Equity            19
             Notes to Consolidated Financial Statements                 20

    (2)  Financial Statement Schedules.

         All Financial Statement Schedules of the Company are omitted because they are not applicable or not required, or because the required information is incorporated by reference into Part II, Items 7 and/or 8 of this Report.

    (3)  Exhibits.

          3.1  Amended and Restated Articles of Incorporation of BARRA, Inc.
               (incorporated by reference to Exhibit 3.1 of the Company's
               Form S-1 Registration Statement (No. 33-42951), as filed with the SEC (the "SEC") on August 20, 1991 (the "Registration
               Statement")).
          3.2  Amended Bylaws of BARRA, Inc. (incorporated by reference to
               Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for
               the quarter ended December 31, 1995, as filed with the SEC on
               February 14, 1996).
          4.1  Specimen stock certificate (incorporated by reference to
               Exhibit 4.3 to the Registration Statement).
         11.1  Statement regarding the Computation of Per Share Earnings.
         13.1  1997 Annual Report to Shareholders of BARRA, Inc.
         21.1  List of Subsidiaries of BARRA, Inc.
         23.1  Consent of Deloitte & Touche LLP.
         27    Financial Data Schedule.

         THE EXHIBITS LISTED ABOVE ARE FILED AS PART OF, OR ARE INCORPORATED BY REFERENCE INTO, THIS REPORT. COPIES OF THE EXHIBITS LISTED ABOVE WILL BE FURNISHED AT REASONABLE COST TO ANY SHAREHOLDER OF THE COMPANY UPON RECEIPT OF A WRITTEN REQUEST THEREFOR. SUCH REQUEST SHOULD BE SENT TO BARRA, INC., 2100 MILVIA STREET, BERKELEY, CALIFORNIA 94704,
         ATTENTION:  MARIA HEKKER, GENERAL COUNSEL.

(b) Reports on Form 8-K:

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BARRA, Inc. (the "Company")




By:            James D. Kirsner
   --------------------------------------------
Name:          James D. Kirsner
     ------------------------------------------
Title:         Chief Financial Officer
      -----------------------------------------
Date:          June 20, 1997
     ------------------------------------------


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act this Report has been signed by the following persons, on behalf of the Company, in the capacities and on the dates indicated.


SIGNATURE                    TITLE                                                     DATE
---------                    -----                                                     ----

/s/ A. George Battle         Director                                               June 20, 1997
--------------------------
A. George Battle


/s/ John F. Casey            Director and Chief Executive Officer and President     June 20, 1997
--------------------------   of Rogers, Casey & Associates, Inc.
John F. Casey


/s/ M. Blair Hull            Director                                               June 20, 1997
--------------------------
M. Blair Hull


/s/ James D. Kirsner         Chief Financial Officer (Principal Financial and       June 20, 1997
--------------------------   Accounting Officer)
James D. Kirsner


/s/ Norman J. Laboe          Director                                               June 20, 1997
--------------------------
Norman J. Laboe


/s/ Ronald J. Lanstein       Director and Vice Chairman                             June 20, 1997
--------------------------
Ronald J. Lanstein


/s/ Andrew Rudd              Director, Chairman and Chief Executive Officer         June 20, 1997
--------------------------   (Principal Executive Officer)
Andrew Rudd


                                       EXHIBITS


EXHIBIT  DOCUMENT                                                                                                       PAGE
 3.1     Amended and Restated Articles of Incorporation of BARRA, Inc. (incorporated by reference to                     N/A
         Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 33-42951), as filed with the
         SEC (the "SEC") on August 20, 1991 (the "Registration Statement")).

 3.2     Amended Bylaws of BARRA, Inc. (incorporated by reference to Exhibit 3.1 of the Company's                        N/A
         Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, as filed with the SEC on February 14, 1996).

 4.1     Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement).            N/A

11.1     Statement Regarding Computation of Earnings Per Share.                                                           35

13.1     1997 Annual Report to the Shareholders of BARRA, Inc.                                                            36

21.1     List of Subsidiaries of BARRA, Inc.                                                                              63

23.1     Consent of Deloitte & Touche LLP.                                                                                64

27       Financial Data Schedule                                                                                          65
