Form 10-Q
period 1997-06-30
BARRA INC /CA
filed 1997-08-14
CIK 878483

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------   SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission File Number 0-19690



                                 BARRA, INC.
            (Exact name of registrant as specified in its charter)


          California                                      94-2993326
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)



                              2100 Milvia Street
                       Berkeley, California 94704-1113
       (Address, including zip code, of principal executive offices)


                                (510) 548-5442
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of June 30, 1997 was 8,919,178.

     Exhibit Index is located on page 20.

                                    INDEX


                                                                           PAGE
PART I   FINANCIAL INFORMATION                                            NUMBER

Item 1   Financial Statements:                                               3

         Consolidated Balance Sheets as of June 30, 1997 (unaudited) and
         as of March 31, 1997                                                3

         Unaudited Consolidated Statements of Operations for the Three
         Months Ended June 30, 1997 and June 30, 1996                        4

         Unaudited Consolidated Statements of Cash Flows for the Three
         Months Ended June 30, 1997 and June 30, 1996                        5

         Notes to Consolidated Financial Statements                          6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8


                                                                           PAGE
PART II  OTHER INFORMATION                                                NUMBER

Item 1   Legal Proceedings                                                  16


Item 4   Submission of Matters to a Vote of Security Holders                16

Item 5   Other Information                                                  17

Item 6   Exhibits and Reports on Form 8-K                                   17

         Signatures                                                         18

         Exhibit Index                                                      19

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BARRA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1997 (UNAUDITED) AND MARCH 31, 1997
--------------------------------------------------------------------------------
                                                  June 30            March 31
                                                    1997               1997
                                                 -------------------------------
                                                 (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                         $20,041,267       $25,831,118
Accounts receivable:
   Trade (Less allowance for doubtful accounts
     of $137,247 and $135,732)                     15,065,877        15,522,575
   Related parties                                  3,821,319         3,017,164
Short-term investments                              6,700,001         5,421,841
Note Receivable                                     5,550,004         5,419,474
Investment in municipal debt securities -
  available for sale                                9,168,818        10,323,459
Prepaid expenses                                    1,140,919           400,187
--------------------------------------------------------------------------------
   Total current assets                            61,488,205        65,935,818
--------------------------------------------------------------------------------
Investments in Unconsolidated Companies             2,249,203           445,644
Furniture and Equipment:
   Computer and office equipment                   14,900,803        12,421,668
   Furniture and fixtures                           3,181,566         3,028,968
   Leasehold improvements                           5,652,392         2,549,737
--------------------------------------------------------------------------------
      Total furniture and equipment                23,734,761        18,000,373
   Less accumulated depreciation and
     amortization                                 (11,876,801)       (9,739,519)
--------------------------------------------------------------------------------
                                                   11,857,960         8,260,854

Deferred Tax Assets                                 1,772,213         1,038,374
Computer Software
   (Less accumulated amortization of $589,598
     and $548,263)                                  1,806,065           536,442
Other Assets                                        2,051,079         1,219,350
Goodwill
   (Less accumulated amortization of $1,922,772
     and $1,585,124)                               11,753,045         6,764,619
--------------------------------------------------------------------------------
TOTAL                                             $92,977,770       $84,201,101
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                     $918,352        $2,748,572
Due to related party                                1,376,779           707,266
Accrued expenses payable:
   Accrued compensation                             5,476,973         7,186,875
   Accrued corporate income taxes                   4,712,286         3,533,677
   Other accrued expenses                           7,117,729         5,761,211
Shareholder notes payable                             122,088           239,611
Unearned revenues                                  18,008,727        12,427,274
--------------------------------------------------------------------------------
    Total current liabilities                      37,732,934        32,604,486
--------------------------------------------------------------------------------
Other Long-Term Liabilities:
Deferred tax liabilities                              844,646           768,352
Shareholder notes payable                             473,411           473,411
--------------------------------------------------------------------------------
   Total other long-term liabilities                1,318,057         1,241,763
--------------------------------------------------------------------------------

Minority Interest in Equity of Subsidiary           1,323,509         1,981,002
Shareholders' Equity:
Preferred stock, no par; 10,000,000 shares
  authorized; none issued and outstanding
Common stock, no par; 40,000,000 shares authorized;
  8,919,178 shares and 8,417,314 shares issued and
  outstanding                                      23,080,889        12,878,186
Retained earnings                                  29,705,050        35,967,057
Foreign currency translation adjustment              (182,669)         (471,393)
--------------------------------------------------------------------------------
   Total shareholders' equity                      52,603,270        48,373,850
--------------------------------------------------------------------------------
TOTAL                                             $92,977,770       $84,201,101
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


        See Accompanying Notes to the Consolidated Financial Statements

BARRA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
(UNAUDITED)
----------------------------------------------------------------------------
                                                Three Months Ended June 30,
                                                   1997            1996
                                               -----------------------------
Operating Revenues:
   Subscription and consulting fees            $20,741,126      $18,005,739
   Electronic brokerage and information          2,958,103        2,134,480
   Asset management                              3,407,233        2,786,530
                                               -----------------------------
      Total operating revenues                  27,106,462       22,926,749
                                               -----------------------------
Operating Expenses:
   Cost of subscription products                 1,707,544        1,890,789
   Compensation and benefits                    12,958,500       11,705,842
   Rent expense                                  1,131,628          988,614
   Other operating expenses                      4,760,444        4,245,917
   One-time acquisition charges                  9,914,000               --
                                               -----------------------------
      Total operating expenses                  30,472,116       18,831,162
                                               -----------------------------
Interest Income & Other                            455,070          641,344
                                               -----------------------------
Income (Loss) before Equity in Net Income and
  Loss of Investees, Minority Interest and
  Income Taxes                                  (2,910,584)       4,736,931

Equity in Net Income and Loss of Investees          21,688           (6,108)

Minority Interest                                 (589,237)          51,222
                                               -----------------------------
Income (Loss) before Income Taxes               (3,478,133)       4,782,045

Income Taxes                                    (2,783,874)      (2,013,843)
                                               -----------------------------
Net Income (Loss)                              ($6,262,007)      $2,768,202
                                               -----------------------------
                                               -----------------------------
Net Income (Loss) Per Share:                        ($0.74)           $0.30
                                               -----------------------------
                                               -----------------------------
Weighted Average Common and Common Equivalent
Shares:                                          8,473,082        9,316,978
                                               -----------------------------
                                               -----------------------------

        See Accompanying Notes to the Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              June 30,
                                                       1997             1996
Cash Flows from Operating Activities:
Net Income (loss)                                  ($6,262,007)      $2,768,202
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Equity in net income and loss of investees         (21,688)           6,108
    Minority interest                                  589,027          (51,222)
    Depreciation and amortization                    1,057,389          683,105
    Dividends received from investee                        --         (226,583)
    Gains on marketable securities                          --          (86,000)
    One-time acquisition charges                     9,914,000               --
    Other                                             (162,315)         100,884
Changes in:
    Trade accounts receivable                        1,423,163          (67,764)
    Related parties receivable                        (236,155)         (66,039)
    Prepaid expenses                                  (657,183)        (435,374)
    Other assets                                      (938,547)         (17,325)
    Accounts payable, due to related party and
      accrued expenses                              (3,972,637)      (1,182,082)
    Unearned revenues                                1,944,597        2,429,646
Net cash provided by operating activities            2,677,644        3,855,556

Cash Flows from Investing Activities:
Capital expenditures                                (3,233,412)      (1,071,750)
Short-term investments - net                        (1,278,160)        (795,866)
Investment in municipal debt securities -
  available for sale                                 1,154,641       (6,600,000)
Acquisition of GAT and Innosearch, net of
  cash acquired                                     (1,713,529)              --
Investments in unconsolidated companies             (1,803,559)        (800,000)
Dividends received from investee                            --          226,583
Consolidation of Bond Express L.P. - cash acquired          --          146,742
Net cash used in investing activities               (6,874,019)      (8,894,291)

Cash Flows from Financing Activities:
Payments to minority shareholders                   (1,812,789)              --
Repayments on notes payable and lines of credit       (117,523)        (454,506)
Proceeds from sale of common stock                     336,836          201,240
Common stock repurchased                                    --         (505,560)
Net cash used in financing activities               (1,593,476)        (758,826)

Net Decrease in Cash and Cash Equivalents           (5,789,851)      (5,797,561)
Cash and Cash Equivalents at Beginning of Period    25,831,118       22,493,363
Cash and Cash Equivalents at End of Period         $20,041,267      $16,695,802

Other Cash Flow Information:
Cash paid during the period for:
    Interest expense                                   $16,819          $61,814
    Income taxes                                    $1,221,276       $1,397,883
Non-cash investing transactions during the
  period for:
    Acquistion of GAT and Innosearch - See note 2
    Exchange of equity interest in LBIC for debt                     $7,219,458
    Consolidation of Bond Express L.P.:
       Note receivable                                              ($2,100,000)
       Net assets acquired                                           $1,139,726
       Minority Interest                                               $512,877
       Goodwill                                                      $1,473,151


        See Accompanying Notes to the Consolidated Financial Statements

                         BARRA, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of BARRA, Inc. (the "Company" or "BARRA") and its wholly-owned subsidiaries. Also included in the accompanying consolidated financial statements are the accounts of 1) Bond Express, L.P., in which the Company determined it had controlling financial interest beginning June 1, 1996; 2) Symphony Asset Management, LLC, a 50%-owned joint venture; and 3) Global Advanced Technology Corporation ("GAT") and approximately 62% of Innosearch Corporation ("Innosearch") which the Company acquired on June 24, 1997 (see Note 2). All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position of BARRA as of June 30, 1997 and the results of its operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 1997 consolidated balance sheet is derived from the audited consolidated financial statements included in BARRA's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed with the Securities and Exchange Commission on June 24, 1997 (the "Form 10-K"), but does not include all disclosures required by generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2.     BUSINESS COMBINATION

On June 24, 1997 the Company completed the acquisition of GAT and a majority ownership interest in Innosearch, an affiliate of GAT. GAT is a leading provider of fixed income analytics and related consulting services. The total purchase price of approximately $20 million included 469,726 shares of unregistered BARRA common stock valued at approximately $10 million, liabilities assumed of approximately $6 million, and cash and transaction costs of approximately $4 million. Under terms of the acquisition, an additional $1 million of contingent consideration is payable if certain conditions are met within specified time frames. The acquisition has been accounted for as a purchase, and the results of GAT and Innosearch are included in the accompanying consolidated financial statements from the date of acquisition only.

The cost of the acquisition has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This allocation resulted in capitalized software of approximately $1 million, purchased in-process technology of approximately $10 million and goodwill of approximately $5 million. As required under generally accepted accounting principles, the amount allocated to purchased in-process technology was immediately expensed. Goodwill from the acquisition will be amortized over 10 years.

The following summary, prepared on a pro-forma basis, combines the unaudited consolidated results of operations as if GAT and Innosearch had been acquired as of the beginning of the periods presented, after excluding the impact of one-time acquisition charges:

                                THREE MONTHS ENDED JUNE 30
                                --------------------------
                                 1997                1996
                                 ----                ----
Operating revenues           $28,934,462         $24,931,994
Net income                     3,454,089           2,955,636
Net income per share                   .35                 .30


The pro-forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had GAT and Innosearch been acquired as of the above dates. In addition, the pro-forma results are not intended to be a projection of future results and do not reflect the financial impact of combining GAT and BARRA's operations.

3.     NET INCOME (LOSS) PER SHARE

Net income per share is computed using the primary weighted average number of common shares outstanding during the period after including the effect of dilution, if any, of the exercise of common stock options using the treasury stock method. Net loss is computed using only the primary weighted-average number of common shares outstanding during the period. Fully diluted income
(loss) per share is not significantly different that primary income (loss) per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the BARRA, Inc. ("BARRA" or the "Company") unaudited financial statements and related notes presented in this Form 10-Q. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future. Each statement made in this discussion and analysis and elsewhere in this report containing any future verb tense or form of the words "anticipate", "estimate", "expect," "believe," "future" or "forward" is a forward-looking statement that may involve a number of risk factors and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and other changes in the Company's industry; competitive factors such as rival products and price pressures both domestically and internationally; availability of adequate third-party data on reasonable terms and at reasonable prices; significant delays or excessive costs associated with product research, development and/or introduction; the loss of a large single revenue source; the investment performance and the timing of performance fee determination dates for the Company's asset management subsidiary; significant changes in trading volumes on the POSIT trading system; and fluctuations in U.S. dollar exchange rates for non-U.S. currencies. Further information and potential risk factors that could affect the Company's financial results are included in the Company's Form 10-K for the fiscal year ended March 31, 1997.

A.     GENERAL


Certain of the information required by this item has been previously reported under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

As discussed in Note 2 to the financial statements, on June 24, 1997, BARRA acquired substantially all of the ownership of Global Advanced Technology Corporation ("GAT") and a majority interest in Innosearch, an affiliate of GAT. The acquisition was accounted for as a purchase and the unaudited financial information presented here reflects the results of GAT and Innosearch only since the date of acquisition. The minority shareholder's interest in Innosearch's net assets and results of operations has been separately stated as minority interest in the accompanying unaudited consolidated balance sheet and statement of operations.

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

For the quarter ended June 30, 1997, when compared to the same quarter a year ago, the U.S. dollar strengthened against the yen and ECU and weakened against the pound - all of which had the net effect of increasing the dollar value of net revenues denominated in these non-U.S. currencies by approximately $50,000. The impact of changes in exchange rates from the same quarter a year ago was not material to net income for the period.

Because the functional currency of BARRA Japan is the yen, the translation gains and losses associated with the consolidation of its balance sheets at points in time are reported as part of shareholders' equity.

Under current operating arrangements in the countries in which BARRA does business, there are no restrictions upon the flow of funds from BARRA's foreign subsidiary to the parent company. There are currently no commitments or requirements for material capital expenditures outside of the United States.

B.     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's consolidated financial condition result from a comparison of BARRA's balance sheet at June 30, 1997 to the balance sheet at March 31, 1997. All amounts have been rounded to the nearest $1,000.

FINANCIAL CONDITION
Total assets increased $8,777,000 or 10.4%.

Total current assets decreased $4,448,000 or 6.7%. This net increase consisted primarily of decreased cash and equivalents as a result of investing activities completed during the quarter - see the accompanying unaudited consolidated statement of cash flows for more information.

Investments in unconsolidated companies increased $1,804,000 representing two investments: 1) 272.7 shares of Series A Convertible Preferred Stock of Data Downlink Corporation for $1,500,000 and; 2) an additional 46,368 shares of Series C Convertible Preferred Stock of QouteCom, Inc. for $304,000.

Furniture and equipment increased $3,193,000, excluding approximately $2,500,000 in furniture and equipment acquired as part of the acquisition of GAT and Innosearch. This increase reflects expenditures for leasehold improvements and new office furniture associated with moving the Company's headquarters in June 1997. No further significant cash expenditures associated with the relocation of the Company's headquarters are expected.

Increases in computer software and goodwill of $1,270,000 and $4,988,000, respectively, are primarily the result of purchase price allocations for the acquisitions of GAT and Innosearch.

Total current liabilities increased $5,128,000 due to approximately $3.6 million in unearned revenue associated with GAT product subscriptions with the remaining increase resulting from growth in BARRA product subscriptions.

Minority interest in equity of subsidiary represents minority shareholders' interests in the net assets of Bond Express L.P., Symphony Asset Management LLC and Innosearch.

Shareholders' equity in common stock increased $10,203,000 as a result of issuing 469,726 common shares for the acquisition of GAT and Innosearch, as well as the issuance of BARRA common stock for exercises of stock options under the Company's Employee Stock Option Plan and shares purchased under the Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents, short-term investments and investment in municipal debt securities available-for-sale totaled $35,910,000 at June 30, 1997. In addition, the Company has a commitment from a bank for an unsecured short-term line of credit of up to $5 million - of which, no amounts have been, or are presently anticipated to be, drawn down.

BARRA believes that its cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet its cash requirements for capital expenditures and other cash needs for ongoing business operations. Other than commitments described in this discussion and analysis and in the financial statements and notes, the Company has no present binding understandings or commitments with respect to any significant expenditures.

PRINCIPAL FINANCIAL COMMITMENTS. The Company's principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities.

C.     RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's results of operations are derived from comparisons of BARRA's consolidated statements of operations for the three months ended June 30, 1997 and June 30, 1996. The impact of including the results of operations for GAT and Innosearch since the date of acquisition (June 24, 1997) was not material. All amounts, except per share amounts, have been rounded to the nearest $1,000.

NET INCOME (LOSS)
NET LOSS for the three month period ended June 30, 1997, including one-time acquisition charges of $9,914,000 or $1.13 per share, was $6,262,000 or $0.74 per share, compared to net income of $2,768,000 or $0.30 per share for the same quarter a year ago.

OPERATING REVENUES. Total operating revenues increased $4,180,000 or 18% over the same quarter a year ago.

SUBSCRIPTION AND CONSULTING FEES consist of annual subscription fees for BARRA's software products, revenues from other sources related to the institutional analytics business and consulting services to pension plan sponsors and investment managers. A summary of the components and related changes compared to the same quarter a year ago is as follows (amounts in 000's):

--------------------------------------------------------------------------------
                              THREE MONTHS ENDED JUNE 30,          CHANGE
                                  1997          1996         $            %
--------------------------------------------------------------------------------
Analytics subscriptions         $14,735        $11,437        3,298         29
Other analytics related           1,155          1,304         (149)       (11)
Consulting                        4,851          5,265         (414)        (8)
--------------------------------------------------------------------------------
                TOTAL           $20,741        $18,006        2,735         15
--------------------------------------------------------------------------------

ANALYTICS SUBSCRIPTIONS are for BARRA's software products and related updates. The Company generally bills and collects fees on an annual basis, but recognizes the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of both obtaining new clients as well as increasing revenues from existing customers through the introduction of new products and services. For the three months ended June 30, 1997 compared to the same quarter a year ago, annual subscription fee revenue for the U.S and non-U.S. markets increased approximately 33% and 26%, respectively. For both markets, revenue growth primarily came from equity models and related data reflecting the continued success of the BARRA Aegis System-TM-. Various new single country and global versions of this equity analytics system have been introduced continuously since July 1995. Fixed income product sales also contributed, primarily to the non-US increase, as a result of sales of the BARRA COSMOS System-TM- and the recently released COSMOS Optimizer feature, which was introduced in January 1997. Increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions.

REVENUES FROM OTHER SOURCES RELATED TO THE INSTITUTIONAL ANALYTICS BUSINESS include timesharing revenues, seminar revenues and other recurring fees. The decline in the relative and absolute amounts of this component of revenue continues to be the result of the conversion of clients from timesharing to in-house computers for running BARRA's products and differences in the timing of certain seminars.

CONSULTING FEES
Consulting fees consist primarily of services to pension plan sponsors ("Sponsor Services") which are usually recurring retainer-based fee arrangements, and consulting to money managers ("Strategic Services"), which are usually non-recurring, project engagements that are completed in phases. Also included in Strategic Services revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, Strategic Services revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions. The decrease in consulting fees reflects the net effect of continued growth in these businesses offset by approximately $1.3 million in one-time fees recorded in the June 30, 1996 quarter associated with a non-recurring strategic transaction fee and one specific BARRA custom product development fee.

ELECTRONIC BROKERAGE AND INFORMATION
Electronic brokerage and information revenues increased $824,000 or 39% compared to the same quarter a year ago. This component of revenue consists principally of license fees from Portfolio System for Institutional Trading ("POSIT"), which increased $560,000 or 28% compared to the same quarter a year ago. BARRA's revenues from POSIT are derived from commissions generated by the trading volume in the system. POSIT revenue increases reflect higher trading volumes during the quarter as well as greater usage of the system by its major participants. Revenues from Bond Express L.P. accounted for $264,000 of the increase from the same quarter a year ago and reflects the inclusion of Bond Express' results of operations for only one month in the June 30, 1996 quarter.

ASSET MANAGEMENT
Asset management revenues increased $620,000 or 22% compared to the same quarter a year ago. Asset management revenues consist of fees generated from active management of investor accounts by Symphony and fees earned by RogersCasey asset management services from management of customized multi-manager programs.

Symphony's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. Symphony's total revenues were $2,999,000 for the current quarter compared to $2,258,000 for the same quarter a year ago. The increase in total revenues was the result of increases in base fees due to growth in assets under management. As of June 30, 1997, Symphony had approximately $2.1 billion under direct management. Of the funds under direct management, approximately $1.0 billion are managed under agreements that provide for performance fees in addition to a base management fee.

Performance fees included in total revenues were $378,000 for the current quarter compared to $781,000 for the same quarter a year ago. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of each year of the contract. The decrease in performance fee revenues is the result of fewer investor account anniversaries during the current quarter compared to the same quarter a year ago. Because of the addition, termination and re-negotiation of account agreements, the pattern of anniversaries can change from quarter to quarter. There is also, of course, no assurance that the investment performance will continue at historical levels. It is presently estimated that approximately 10% and 60% of the performance based funds under management will have performance fee determination dates in the quarters ended September 30, 1997 and December 31, 1997, respectively.

Symphony's future revenues will depend on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

OPERATING EXPENSES. Total operating expenses, including one-time acquisition charges of $9,914,000, increased $11,641,000 or 62% compared to the same quarter a year ago. Excluding one-time acquisition charges, operating expenses increased $1,727,000 or 9%.

COST OF SUBSCRIPTION PRODUCTS
Cost of subscription products consists of computer access charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense decreased $183,000 or 10% compared to the same quarter a year ago primarily due to lower data costs as a result of approximately $170,000 of non-recurring, project-related data fees included in the June, 1996 quarter.

COMPENSATION AND BENEFITS
Compensation and benefits increased $1,253,000 or 11% compared to the same quarter a year ago. The increase from the same quarter a year ago is primarily the result of wage increases that take effect on July 1 within each fiscal year and a small increase in the number of employees. Increases in group insurance and other benefits also contributed to higher costs. The Company expects compensation costs to increase significantly next quarter consistent with the annual salary administration process.

OTHER OPERATING EXPENSES
Other operating expenses increased $515,000 or 12% compared to the same quarter a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data costs related to non-subscription services, marketing, advertising, outside legal and accounting services and other corporate expenses. The increase from the same quarter a year ago reflects higher data costs at Symphony related to their increase in revenues and other increases consistent with the general growth of BARRA's business and the move to a new headquarters facility during the current quarter.

ONE-TIME ACQUISITION CHARGES
One-time acquisition charges of $9,914,000 represent purchased in-process research and development in connection with the acquisitions of GAT and Innosearch on June 24, 1997. The portion of the purchase price allocated to purchased in-process technology was determined based on a valuation study completed shortly after the closing of the acquisition. As required by generally accepted accounting principles, the portion of the purchase price allocated to purchased technology was immediately expensed.

INTEREST INCOME AND OTHER
Interest income and other decreased $186,000 or 29% compared to the same quarter a year ago. The decrease from the same quarter a year ago reflects reduced interest on notes receivable due to declines in outstanding balances as well as a higher percentage of investments made in tax exempt securities and lower average invested balances as compared to the same quarter a year ago.

MINORITY INTEREST
Minority interest for the current quarter represents the share of profits from Symphony Asset Management LLC that is due to the minority shareholders.

                          PART II - OTHER INFORMATION

Each statement made in this Part II containing any future verb tense or any form of the words "believe", "future", "forward", "estimate", "anticipate" or "expect" is a forward looking statement that may involve a number of risk factors and uncertainties. A discussion of those risk factors is located in the first paragraph of Part I, Item 2.

ITEM 1.  LEGAL PROCEEDINGS.

All information required by this item has been previously reported under the heading "Business-Litigation" in the Form 10-K. There have been no other material developments in the legal proceedings of BARRA since the date of the Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders of BARRA was held on Thursday, July 31, 1997.

The meeting was held to consider and vote upon (i) electing directors to serve for the ensuing year and until their successors are duly elected and qualified (ii) approving the addition of 700,000 shares of BARRA common stock for issuance under the BARRA Stock Option Plan; (iii) ratifying the adoption of the BARRA, Inc. Directors Plan; and (iv) ratifying the selection of Deloitte & Touche LLP as independent auditors of BARRA for the fiscal year ended March 31, 1998. The votes cast with respect to each director are summarized as follows: A. George Battle, for 7,139,447 withheld 299,827; John F. Casey, for 7,138,947, withheld 300,327; M. Blair Hull, for 7,139,447, withheld 299,827; Norman J. Laboe, for 7,108,622, withheld 330,652; Ronald J. Lanstein, for 7,139,947, withheld 300,327; Andrew Rudd, for 7,138,447, withheld 300,827.

The votes cast to ratify the addition of 700,000 shares of common stock for issuance under the BARRA, Inc. Stock Option Plan are summarized as follows: for 4,896,932, against 1,395,661, abstain 4,800, broker non-vote 1,141,881.
The votes cast to ratify the adoption of the BARRA, Inc. Directors Plan are summarized as follows: for 5,769,031, against 498,411, abstain 32,901, broker non-vote 1,138,931. The votes cast to ratify the selection of Deloitte & Touche LLP as independent auditors are summarized as follows: for 7,426,678, against 1,401, abstain 2,200.

ITEM 5.  OTHER INFORMATION.

On June 24, 1997 the Company completed the acquisition of 100% of the issued and outstanding shares of capital stock of Global Advanced Technology Corporation ("GAT") and of 62% of the issued and outstanding shares of capital stock of Innosearch Corporation, an affiliate of GAT. For further details of these transactions see Note 2 of the Notes to Consolidated Financial Statements and Item 2 of Part I of this form.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) the following exhibits are required by Item 601 of the Regulation S-K:

Exhibit                                                   Sequential
Number        Exhibit Description                         Page Number
-------       -------------------                         -----------
10.1          Amended and Restated Global                      21
              Advanced Technology Corporation
              Stock Purchase Agreement
              dated as of June 24, 1997,
              between Global Advanced Technology
              Corporation ("GAT"), BARRA, Inc.,
              and the GAT stockholders

10.2          Stock Purchase Agreement among                   75
              BARRA, Inc. and the Shareholders
              of Innosearch Corporation, dated as
              of May 23, 1997, between Innosearch
              Corporation ("Innosearch"),
              BARRA, Inc., and certain of the
              Innosearch shareholders

(b) Reports on Form 8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BARRA, Inc.
                                       (Registrant)


Date:  August 14, 1997                          /s/ Andrew Rudd
                                       ------------------------------------
                                       Andrew Rudd, Chairman of the Board
                                       of Directors and Chief Executive
                                       Officer


Date:  August 14, 1997                          /s/ James D. Kirsner
                                       ------------------------------------
                                       James D. Kirsner, Chief Financial
                                       Officer

                                  EXHIBIT INDEX


Exhibit                                                   Sequential
Number        Exhibit Description                         Page Number
-------       -------------------                         -----------
10.1          Amended and Restated Global                     21
              Advanced Technology Corporation
              Stock Purchase Agreement
              dated as of June 24, 1997,
              between Global Advanced Technology
              Corporation ("GAT"), BARRA, Inc.,
              and the GAT stockholders

10.2          Stock Purchase Agreement among                  75
              BARRA, Inc. and the Shareholders
              of Innosearch Corporation, dated as
              of May 23, 1997, between Innosearch
              Corporation ("Innosearch"),
              BARRA, Inc., and certain of the
              Innosearch shareholders