Form 10-Q
period 1997-09-30
BARRA INC /CA
filed 1997-11-14
CIK 878483

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------- EXCHANGE ACT OF 1934

                    For the quarterly period ended SEPTEMBER 30, 1997

                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --------- EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of September 30, 1997 was 13,439,706.

     Exhibit Index is located on page 21.

                                        INDEX


                                                                          PAGE
PART I  FINANCIAL INFORMATION                                            NUMBER

Item 1  Financial Statements:                                               3

        Consolidated Balance Sheets as of September 30, 1997 (unaudited)
        and as of March 31, 1997                                            3

        Unaudited Consolidated Statements of Operations for the Three and
        Six Months Ended September 30, 1997 and September 30, 1996          4

        Unaudited Consolidated Statements of Cash Flows for the Six
        Months Ended September 30, 1997 and September 30, 1996              5

        Notes to Consolidated Financial Statements                          6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           9


                                                                           PAGE
PART II OTHER INFORMATION                                                 NUMBER

Item 1  Legal Proceedings                                                  18

Item 4  Submission of Matters to a Vote of Security Holders                18

Item 5  Other Information                                                  18

Item 6  Exhibits and Reports on Form 8-K                                   18

        Signatures                                                         20

        Exhibit Index                                                      21

Part I
Item 1.  Financial Statements.


BARRA Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 1997 (Unaudited) and March 31, 1997
--------------------------------------------------------------------------------

                                                                                            September 30       March 31
                                                                                                1997             1997
                                                                                           -------------------------------
                                                                                             (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                                                                    $12,371,517       $25,831,118
Accounts receivable:
    Trade (Less allowance for doubtful accounts of $128,022 and $135,732)                     20,900,184        15,522,575
    Related parties                                                                            2,860,089         3,017,164
Short-term investments                                                                         6,842,410         5,421,841
Note Receivable                                                                                3,444,168         5,419,474
Investments in municipal debt securities - available for sale                                 17,590,713        10,323,459
Prepaid expenses                                                                                 958,692           400,187
--------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                      64,967,773        65,935,818
--------------------------------------------------------------------------------------------------------------------------

Investments in Unconsolidated Companies                                                        2,199,203           445,644
Furniture and Equipment:
    Computer and office equipment                                                             15,431,645        12,421,668
    Furniture and fixtures                                                                     4,467,548         3,028,968
    Leasehold improvements                                                                     6,259,654         2,549,737
--------------------------------------------------------------------------------------------------------------------------
      Total furniture and equipment                                                           26,158,847        18,000,373
    Less accumulated depreciation and amortization                                           (12,267,113)       (9,739,519)
--------------------------------------------------------------------------------------------------------------------------
                                                                                              13,891,734         8,260,854
Deferred Tax Assets                                                                            1,303,947         1,038,374
Computer Software
     (Less accumulated amortization of $732,350 and $548,263)                                  1,683,126           536,442
Other Assets                                                                                   2,002,753         1,219,350
Goodwill
     (Less accumulated amortization of $2,220,787and $1,585,124)                              11,279,602         6,764,619
--------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                        $97,328,138       $84,201,101
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                              $1,628,027        $2,748,572
Due to related party                                                                           1,366,004           707,266
Accrued expenses payable:
    Accrued compensation                                                                       6,873,338         7,186,875
    Accrued corporate income taxes                                                             3,227,345         3,533,677
    Other accrued expenses                                                                     5,301,709         5,761,211
Shareholder notes payable                                                                              0           239,611
Unearned revenues                                                                             19,826,115        12,427,274
--------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 38,222,538        32,604,486
--------------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities:
Deferred tax liabilities                                                                         426,136           768,352
Shareholder notes payable                                                                              0           473,411
--------------------------------------------------------------------------------------------------------------------------
    Total other long-term liabilities                                                            426,136         1,241,763
--------------------------------------------------------------------------------------------------------------------------

Minority Interest in Equity of Subsidiary                                                      2,116,211         1,981,002
Shareholders' Equity:
Preferred stock, no par; 10,000,000 shares authorized; none issued and outstanding
Common stock, no par; 40,000,000 shares authorized;  13,439,706 shares and
    12,625,971 shares issued and outstanding                                                  23,560,376        12,878,186
Retained earnings                                                                             33,378,500        35,967,057
Foreign currency translation adjustment                                                         (375,623)         (471,393)
--------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                                56,563,253        48,373,850
--------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                        $97,328,138       $84,201,101
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

        See Accompanying Notes to the Consolidated Financial Statements

BARRA Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Month Periods Ended September 30, 1997 and 1996
(Unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended September 30,  Six Months Ended September 30,
                                                       -------------------------------   ------------------------------
                                                              1997           1996             1997          1996
                                                       -------------------------------   ------------------------------
Operating Revenues:
    Subscription and consulting fees                      $23,306,592    $18,327,292      $44,047,718    $36,333,031
    Electronic brokerage                                    2,752,668      2,572,007        5,710,771      4,706,487
    Asset management                                        5,174,933      3,574,541        8,582,166      6,361,071
                                                       -------------------------------   ------------------------------
      Total operating revenues                             31,234,193     24,473,840       58,340,655     47,400,589
                                                       -------------------------------   ------------------------------
Operating Expenses:
    Cost of subscription products                           1,505,545      1,669,055        3,213,089      3,559,844
    Compensation and benefits                              15,192,724     12,400,650       28,151,224     24,106,492
    Rent expense                                            1,418,554        980,624        2,550,182      1,969,238
    Other operating expenses                                6,160,866      4,632,146       10,921,310      8,878,063
    One-time acquisition charges                                           1,756,189        9,914,000      1,756,189
                                                       -------------------------------   ------------------------------
      Total operating expenses                             24,277,689     21,438,664       54,749,805     40,269,826
                                                       -------------------------------   ------------------------------
Interest Income & Other                                       616,369        324,021        1,071,439        965,365
                                                       -------------------------------   ------------------------------
Income before Equity in Net Income and Loss of
    Investees, Minority Interest and Income Taxes           7,572,873      3,359,197        4,662,289      8,096,128

Equity in Net Income and Loss of Investees                    (45,806)      (103,009)         (24,118)      (109,117)

Minority Interest                                          (1,193,531)       127,321       (1,782,768)       178,543
                                                       -------------------------------   ------------------------------
Income before Income Taxes                                  6,333,536      3,383,509        2,855,403      8,165,554

Income Taxes                                               (2,660,085)    (1,447,251)      (5,443,959)    (3,461,094)
                                                       -------------------------------   ------------------------------
Net Income (Loss)                                          $3,673,451     $1,936,258      ($2,588,556)    $4,704,460
                                                       -------------------------------   ------------------------------
                                                       -------------------------------   ------------------------------
Net Income (Loss) Per Share:                                    $0.25          $0.14           ($0.20)         $0.34
                                                       -------------------------------   ------------------------------
                                                       -------------------------------   ------------------------------
Weighted Average Common and Common Equivalent
Shares:                                                    14,406,827     13,839,467       13,055,971     13,930,154
                                                       -------------------------------   ------------------------------
                                                       -------------------------------   ------------------------------

             See Accompanying Notes to the Consolidated Financial Statements

BARRA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 1997 and 1996
(Unaudited)
--------------------------------------------------------------------------------

                                                                                   Six  Months Ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                   1997         1996
                                                                              --------------------------
Cash Flows from Operating Activities:
Net Income (loss)                                                             ($2,588,556)    $4,704,460
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Equity in net income and loss of investees                                     24,118        109,117
    Minority interest                                                           1,782,768       (178,543)
    Depreciation and amortization                                               2,044,082      1,660,822
    Dividends received from investee                                                            (226,583)
    Gains on marketable securities                                               (150,000)       (86,000)
    One-time acquisition charges                                                9,914,000        448,426
    Other                                                                        (305,513)       275,338
Changes in:
    Trade accounts receivable                                                  (6,818,060)    (2,441,588)
    Related parties receivable                                                  3,147,098        (39,700)
    Prepaid expenses                                                             (474,956)       194,913
    Other assets                                                                 (911,909)       178,394
    Accounts payable, due to related party and accrued expenses                (5,167,558)       (98,053)
    Unearned revenues                                                           3,761,985      2,054,486
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       4,257,499      6,555,489
--------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Capital expenditures                                                           (5,657,498)    (2,131,370)
Short-term investments - net                                                   (1,270,569)       (59,353)
Investment in municipal debt securities - available for sale                   (7,267,254)    (6,350,000)
Acquisition of GAT and Innosearch, net of cash acquired                        (1,713,529)
Investments in unconsolidated companies                                        (1,803,559)      (875,000)
Repayments on note receivable                                                   2,105,836
Dividends received from investee                                                                 226,583
Consolidation of Bond Express L.P. - cash acquired                                               146,742
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (15,606,573)    (9,042,398)
--------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payments to minority shareholders                                              (2,213,828)
Repayments on notes payable and lines of credit                                  (713,022)    (2,523,285)
Proceeds from notes payable and lines of credit                                                  445,140
Proceeds from sale of common stock                                                816,323        263,526
Common stock repurchased                                                                        (601,973)
--------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (2,110,527)    (2,416,592)
--------------------------------------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                                     (13,459,601)    (4,903,501)
Cash and Cash Equivalents at Beginning of Period                               25,831,118     22,493,363
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                    $12,371,517    $17,589,862
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Other Cash Flow Information:
Cash paid during the period for:
    Interest expense                                                              $29,264         $3,063
    Income taxes                                                               $3,878,925     $2,938,615
Non-cash investing transactions during the period for:
    Acquistion of GAT and Innosearch - See note 2
    Exchange of equity interest in LBIC for debt                                              $7,219,458
    Consolidation of Bond Express L.P.:
       Note receivable                                                                       ($2,100,000)
       Net assets acquired                                                                    $1,139,726
       Minority Interest                                                                        $512,877
       Goodwill                                                                               $1,473,151

         See Accompanying Notes to the Consolidated Financial Statements
                                       5

                             BARRA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of BARRA, Inc. (the "Company" or "BARRA") and its wholly-owned subsidiaries. Also included in the accompanying consolidated financial statements are the accounts of 1) Bond Express, L.P., in which the Company determined it had controlling financial interest beginning June 1, 1996; 2) Symphony Asset Management, LLC (Symphony LLC"), a 50%-owned joint venture; and 3) Global Advanced Technology Corporation ("GAT") and approximately 62% of Innosearch Corporation ("Innosearch") which the Company acquired on June 24, 1997 (see Note 2). All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position of BARRA as of September 30, 1997 and the results of its operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 1997 consolidated balance sheet is derived from the audited consolidated financial statements included in BARRA's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed with the Securities and Exchange Commission on June 24, 1997 (the "Form 10-K"), but does not include all disclosures required by generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2.  BUSINESS COMBINATION

On June 24, 1997 the Company completed the acquisition of GAT and a majority ownership interest in Innosearch, an affiliate of GAT. GAT is a leading provider of fixed income analytics and related consulting services. The total purchase price of approximately $20 million included 704,589 shares of unregistered BARRA common stock valued at approximately $10 million, liabilities assumed of approximately $6 million, and cash and transaction costs of approximately $4 million. Under terms of the acquisition, an additional $1 million of contingent consideration is payable if certain conditions are met within specified time frames. The acquisition has been accounted for as a purchase, and the results of GAT and Innosearch are included in the accompanying consolidated financial statements from the date of acquisition only.

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

The following summary, prepared on a pro-forma basis, combines the unaudited consolidated results of operations as if GAT and Innosearch had been acquired as of the beginning of the periods presented, after excluding the impact of one-time acquisition charges:

                             THREE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------
                                  1997            1996
                                  ----            ----
    Operating revenues          $31,234,193    $26,446,990
    Net income                  $ 3,673,451    $ 1,750,180
    Net income per share          $.25            $.12

                             SIX MONTHS ENDED SEPTEMBER 30,
                             ------------------------------
                                  1997            1996
                                  ----            ----
    Operating revenues         $60,168,655     $51,378,984
    Net income                 $ 7,127,540     $ 4,633,432
    Net income per share           $.51           $.32

The pro-forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had GAT and Innosearch been acquired as of the above dates. In addition, the pro-forma results are not intended to be a projection of future results and do not necessarily reflect the financial impact of combining GAT and BARRA's operations.

3.  NET INCOME (LOSS) PER SHARE

On August 23, 1997, the company's Board of Directors authorized a 3-for-2 stock split payable on October 13, 1997 to stockholders of record on September 22, 1997. All references in these financial statements to average number of shares outstanding and per share amounts have been restated to reflect the split.

Net income per share is computed using the primary weighted average number of common shares outstanding during the period after including the effect of dilution, if any, of the exercise of common stock options using the treasury stock method. Net loss is computed using only the primary weighted-average number of common shares outstanding during the period. Fully diluted income
(loss) per share is not significantly different than primary income (loss) per share.


4. SUBSEQUENT EVENT - ACQUISITION OF THE ESTIMATE DIRECTORY AND DIRECTUS

On October 9, 1997, the Company completed the acquisition of the assets of two businesses from Edinburgh Financial Publishing Limited ("EFP") and two of EFP's affiliates, for up to 7.25 million pounds (approximately US$12,000,000 as of September 30, 1997), plus the assumption of ongoing business liabilities. The two businesses are The Estimate Directory ("TED"), a database of analysts' earnings estimates, and Directus ("Directus"), a corporate directors equity trading information service. The acquisition will be accounted for using the purchase method of accounting and will likely result in a one-time write-off of in process development costs in the quarter ended December 31, 1997.

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

As discussed in Note 2 to the financial statements, on June 24, 1997, BARRA acquired substantially all of the ownership of GAT and a majority interest in Innosearch. The acquisition was accounted for as a purchase and the unaudited financial information presented here reflects the results of GAT and Innosearch only since the date of acquisition. The minority shareholder's interest in Innosearch's net assets and results of operations has been included in minority interest in the accompanying unaudited consolidated balance sheet and statement of operations.

As discussed in Note 4 to the financial statements, on October 9, 1997, the Company completed the acquisition of the assets from two businesses from Edinburgh Financial Publishing Limited ("EFP") and two of EFP's affiliates, for up to 7.25 million pounds (approximately US$12,000,000 as of September 30, 1997), plus the assumption of ongoing business liabilities. Since the acquisition closed subsequent to September 30, 1997, none of the purchased assets and liabilities assumed or related revenues and expenses are reflected in the accompanying consolidated statements of operations or financial position for the periods ended September 30, 1997. The acquisition will be accounted for using the purchase method of accounting and will likely result in a one-time write-off of in-process technology costs in the quarter ended December 31, 1997.

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

For the quarter ended September 30, 1997, when compared to the same quarter a year ago, the U.S. dollar strengthened against the yen, pound and ECU - all of which had the effect of reducing net revenues by approximately $250,000 for the period. The impact of exchange rate changes from the same quarter a year ago decreased net income by approximately $300,000.

Because the functional currency of BARRA Japan is the yen, the translation gains and losses associated with the consolidation of its balance sheets at points in time are reported as part of shareholders' equity.

Under current operating arrangements in the countries in which BARRA does business, there are no restrictions upon the flow of funds from BARRA's foreign subsidiary to the parent company. There are currently no commitments or requirements for material capital expenditures outside of the United States except for the acquisition of TED and Directus.

B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's consolidated financial condition result from a comparison of BARRA's balance sheet at September 30, 1997 to the balance sheet at March 31, 1997. All amounts have been rounded to the nearest $1,000.

FINANCIAL CONDITION
Total assets increased $13,127,000 or 15.6%.

Total current assets decreased $968,000 or 1.5%. This net decrease consists primarily of decreased cash and equivalents as a result of investing activities completed during the period offset by increases in trade receivables from the acquisition of GAT and asset management activities - see the accompanying unaudited consolidated statement of cash flows for more information.

Investments in unconsolidated companies increased $1,754,000 representing two investments: 1) 272.7 shares of Series A Convertible Preferred Stock of Data Downlink Corporation; and 2) an additional 46,368 shares of Series C Convertible Preferred Stock of QuoteCom, Inc.

Furniture and equipment increased $5,658,000, excluding approximately $2,500,000 in furniture and equipment acquired as part of the acquisition of GAT and Innosearch. This increase reflects expenditures for leasehold improvements and new office furniture associated with moving the Company's headquarters in June 1997 as well as further office expansions in the Company's San Francisco and Connecticut locations.

Increases in computer software and goodwill of $1,147,000 and $4,515,000, respectively, are primarily the result of purchase price allocations for the acquisitions of GAT and Innosearch.

Total current liabilities increased $5,618,000 due to approximately $3.2 million in unearned revenue associated with GAT product subscriptions with the remaining increase resulting from growth in BARRA product subscriptions.

Minority interest in equity of subsidiary represents minority shareholders' interests in the net assets of Bond Express L.P., Symphony LLC and Innosearch.

Shareholders' equity in common stock increased $10,682,000 as a result of issuing 704,589 common shares for the acquisition of GAT and Innosearch, as well as the issuance of BARRA common stock for exercises of stock options under the Company's Employee Stock Option Plan and shares purchased under the Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents, short-term investments and investment in municipal debt securities available-for-sale totaled $36,805,000 at September 30, 1997 ($24,805,000 excluding approximately $12,000,000 for the acquisition of TED and Directus). In addition, the Company has a commitment from a bank for an unsecured short-term line of credit of up to $5 million - of which, no amounts have been, or are presently anticipated to be, drawn down.

BARRA believes that its cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet its cash requirements for capital expenditures and other cash needs for ongoing business operations including the acquisition of TED and Directus. Other than commitments described in this discussion and analysis and in the financial statements and notes, the Company has no present binding understandings or commitments with respect to any significant expenditures.

PRINCIPAL FINANCIAL COMMITMENTS. The Company's principal financial commitments consist of obligations under the TED and Directus asset purchase agreement and operating leases and contracts for the use of computer and office facilities.

C.  RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's results of operations are derived from comparisons of BARRA's consolidated statements of operations for the three and six month periods ended September 30, 1997 and September 30, 1996. Results of operations for the three and six month periods ended September 30, 1997 include the results of GAT and Innosearch which were acquired on June 24, 1997. All amounts, except per share amounts, have been rounded to the nearest $1,000.

NET INCOME (LOSS)
Net income for the three month period ended September 30, 1997, was $3,673,000 or $0.25 per share, compared to net income of $1,936,000 or $0.14 per share for the same quarter a year ago. Net income for the three month period ended September 30, 1996 included one-time acquisition charges of $1,756,000 or $.08 per share in connection the Company's acquisition of Rogers, Casey & Associates, Inc. ("RogersCasey") in July, 1996.

Net loss for the six month period ended September 30, 1997 was $2,589,000 or $.20 per share compared to net income of $4,704,000 or $.34 for the same period a year ago. One time acquisition charges included in net income (loss) and per share amounts for the six month periods ended September 30, 1997 and 1996 were $9,914,000 or $.72 per share and $1,756,000 or $.07 per share, respectively.

OPERATING REVENUES. Total operating revenues increased $6,760,000 or 28% over the same quarter a year ago and $10,940,066 or 23% over the same six month period a year ago. Operating revenues from GAT and Innosearch included in the three and six month periods ended September 30, 1997 were $2,082,000.

SUBSCRIPTION AND CONSULTING FEES consist of annual subscription fees for BARRA's software products, revenues from other sources related to the institutional analytics business and consulting services to pension plan sponsors and investment managers. A summary of the components and related changes is as follows (amounts in 000's):

-------------------------------------------------------------------------------------------------------------
                                    THREE MONTHS ENDED                            SIX MONTHS ENDED
                                        SEPTEMBER 30,                               SEPTEMBER 30,


                              1997           1996       % CHANGE           1997           1996       % CHANGE
-------------------------------------------------------------------------------------------------------------
Analytics subscriptions     17,320         12,898             34         32,175         24,603             31
Other analytics related      1,262          1,275             (1)         2,298          2,614            (12)
Consulting                   4,724          4,154             14          9,575          9,116              5
-------------------------------------------------------------------------------------------------------------
TOTAL                       23,306         18,327             27         44,048         36,333             21
-------------------------------------------------------------------------------------------------------------

ANALYTICS SUBSCRIPTIONS are for BARRA's software products and related updates. The Company generally bills and collects fees on an annual basis, but recognizes the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients, increasing revenues from existing customers through the introduction of new products and services and acquisitions. Analytics subscription revenue for the three and six month periods ended September 30, 1997 includes $1,447,000 of GAT product subscription revenue. For the three month period ended September 30, 1997 compared to the same quarter a year ago, annual subscription fee revenue for the U.S (including GAT revenue for 1997) and non-U.S. markets increased approximately 58% and 21%, respectively. Excluding the impact of the new GAT subscription revenue, the increase was 27% for U.S. subscription revenues.
For the six month period ended September 30, 1997 compared to the same period a year ago, annual subscription fee revenue for the U.S (including GAT revenue for 1997) and non-U.S. markets increased approximately 42% and 23%, respectively, approximately 26% and 23% excluding GAT revenue. Excluding revenues from GAT, revenue growth primarily came from equity models and related data reflecting the continued success of the BARRA Aegis System-TM-. Various new single country and global versions of this equity analytics system have been introduced continuously since July 1995. Fixed income product sales also contributed, primarily to the non-US increase, as a result of sales of the BARRA COSMOS System-TM- and the recently released COSMOS Optimizer feature, which was introduced in January 1997. Increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions.

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

CONSULTING FEES
Consulting fees consist of fixed income consulting provided by GAT; Services to pension plan sponsors ("Sponsor Services") which are usually recurring retainer-based fee arrangements; and consulting to money managers ("Strategic Services"), which are usually non-recurring, project engagements that are completed in phases. Also included in Strategic Services revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, Strategic Services revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions. Consulting fees from GAT's fixed income consulting unit amounted to $635,000 for the three and six month periods ended September 30, 1997. Excluding the impact of GAT consulting fees, revenues from consulting services were slightly lower compared to the same periods a year ago reflecting modest growth in these businesses offset by declines in non-recurring strategic transaction fees and one specific BARRA custom product development fee.

ELECTRONIC BROKERAGE
Electronic brokerage revenues increased $180,000 or 7% compared to the same quarter a year ago and $1,004,000 or 21% compared to the same six month period a year ago. This component of revenue consists principally of license fees from Portfolio System for Institutional Trading ("POSIT"), which increased $83,000 or 4% compared to the same quarter a year ago and $619,000 or 14% compared to the same six month period a year ago. BARRA's revenues from POSIT are derived from commissions generated by the trading volume in the system. POSIT revenue increases reflect higher trading volumes during the quarter as well as greater usage of the system by its major participants. Revenues from Bond Express L.P. accounted for $97,000 and $385,000 of the increase in total electronic brokerage revenues from the same quarter and six month periods a year ago. These increases are due in part to the inclusion of Bond Express' results of operations for only one month in the June 30, 1996 quarter.

ASSET MANAGEMENT
Asset management revenues increased $1,601,000 or 45% compared to the same quarter a year ago and $2,221,000 or 23% compared to the same six month period a year ago. Asset management revenues consist of fees generated from active management of investor accounts by Symphony LLC and fees earned by RogersCasey asset management services from management of customized multi-manager programs.

Symphony LLC's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. Symphony LLC's total revenues were $4,789,000 for the current quarter compared to $3,041,000 for the same quarter a year ago, and $7,787,000 for the six months ended September 30, 1997 compared to $5,266,000 for the same period a year ago. The increase in total revenues for three and six month periods ended September 30, 1997 compared to the same periods a year ago was primarily the result of increases in base fees due to growth in assets under management. As of September 30, 1997, Symphony LLC had approximately $1.9 billion under direct management. Of the funds under direct management, approximately $1.2 billion are managed under agreements that provide for performance fees in addition to a base management fee.

Performance fees included in total revenues were $1,835,000 for the current quarter compared to $1,366,000 for the same quarter a year ago and $2,214,000 for the six months ended September 30, 1997 compared to $2,147,000 for the same period a year ago. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of each year of the contract. The increase in performance fee revenues is the result of better investment performance over the pervious twelve months as compared to the preceding twelve month measurement periods offset in part by fewer investor account anniversaries during the current quarter and year-to-date periods as compared to the same periods a year ago. The pattern of anniversaries can change from quarter to quarter because of the addition, termination and re-negotiation of account agreements. There is also, of course, no assurance that the investment performance will continue at historical levels. It is presently estimated that approximately 45% and 20% of the performance based funds under management will have performance fee determination dates in the quarters ended December 31, 1997 and March, 31, 1998, respectively.

Symphony LLC's future revenues will depend on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

OPERATING EXPENSES. Total operating expenses, including one-time acquisition charges of $1,756,000 in the quarter ended September 30, 1996, increased $2,839,000 or 13% compared to the same quarter a year ago. Excluding one-time acquisition charges, operating expenses increased $4,595,000 or 23%. For the six month period ended September 30, 1997 compared to the same period a year ago, total operating expenses, including one-time acquisition charges, increased $14,479,979 or 36%. Excluding one-time acquisition charges from both periods, total operating expenses increased $6,322,000 or 16%.

COST OF SUBSCRIPTION PRODUCTS
Cost of subscription products consists of computer access charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense decreased $164,000 or 10% compared to the same quarter a year ago and $347,000 or 10% compared to the same six month period a year ago. These decreases reflect lower seminar costs, which are principally a result of timing, and lower data costs as a result of certain non-recurring, project-related data fees included in the June, 1996 quarter.

COMPENSATION AND BENEFITS
Compensation and benefits increased $2,792,000 or 23% compared to the same quarter a year ago and increased $4,045,000 or 17% compared to the same six month period a year ago. Excluding compensation and benefit costs from the GAT acquisition of approximately $1.4 million, the increases from the same quarter and six month periods a year ago are primarily the result of wage increases that take effect on July 1 within each fiscal year and a small increase in the number of employees. Increases in group insurance and other benefits also contributed to higher costs.

OTHER OPERATING EXPENSES
Other operating expenses increased $1,529,000 or 33% compared to the same quarter a year ago and increased $2,043,247 or 23% compared to the same six month period ended a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data costs related to non-subscription services, marketing, advertising, outside legal and accounting services and other corporate expenses. The increases from the same quarter and six month periods a year ago reflects GAT expenses of approximately $700,000, and increases in travel, foreign currency losses, advertising and marketing, amortization of goodwill and leasehold improvements. These increases are consistent with the general growth of BARRA's business and the move to a new headquarters facility during the year.

ONE-TIME ACQUISITION CHARGES
One-time acquisition charges of $9,914,000 for the six month period ended September 30, 1997 represent purchased in-process research and development in connection with the acquisitions of GAT and Innosearch on June 24, 1997. As required by generally accepted accounting principles, the portion of the purchase price allocated to purchased technology was immediately expensed.

One-time acquisition charges of $1,756,000 for the quarter and six month period ended September 30, 1996 related to the Company's acquisition of RogersCasey in July, 1996.

INTEREST INCOME AND OTHER
Interest income and other for the three and six month periods ended September 30, 1997 increased over the same periods a year ago as a result of higher recorded gains on short-term investments, higher average invested balances and lower interest expense from acquired subsidiaries.

MINORITY INTEREST
Minority interest primarily represents the share of profits from Symphony LLC that is due to the minority shareholders.

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

ITEM 1.  LEGAL PROCEEDINGS.
All information required by this item has been previously reported under the heading "Business-Litigation" in the Form 10-K. There have been other material developments in the legal proceedings of BARRA since the date of the Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. All information required by this item has been previously reported under Part II, Item 4 in the Company's June 30, 1997 Form 10-Q. There have been no other submission of matters to a vote of the security holders of BARRA since the date of the June 30, 1997 Form 10-Q.

ITEM 5.  OTHER INFORMATION.
On October 9, 1997 the Company completed the acquisition of certain assets from Edinburgh Financial Publishing Limited and its affiliates, Edinburgh Financial Publishing (Asia), Limited and Edinburgh Financial Publishing (USA), Inc. For further details of these transactions see Note 4 of the Notes to Consolidated Financial Statements and Item 2 of Part I of this form.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a) the following exhibits are required by Item 601 of the Regulation S-K:

Exhibit                                                               Sequential
Number        Exhibit Description                                    Page Number
-------       -------------------                                    -----------
10.1          Asset Purchase Agreement, dated                            22
              September 8, 1996, between Edinburgh Financial
              Publishing Limited, Edinburgh Financial Publishing
              (Asia) Limited, Edinburgh Financial Publishing
              (USA), Inc., BARRA (U.K.), Ltd., BARRA, Inc.,
              Jeremy Salvesen, Angus MacDonald, BARRA
              International, Ltd. and BARRA International
              (Japan), Ltd.

(b) Reports on Form 8-K:  None.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BARRA, Inc.
                                            (Registrant)


Date:  November 14, 1997                    /s/ Andrew Rudd
                                  -----------------------------------------
                                  Andrew Rudd, Chairman of the Board of
                                  Directors and Chief Executive Officer


Date:  November 14, 1997                    /s/ James D. Kirsner
                                  -----------------------------------------
                                  James D. Kirsner, Chief Financial Officer

EXHIBIT INDEX


Exhibit                                                         Sequential
Number        Exhibit Description                               Page Number
------        -------------------                               -----------
10.1          Asset Purchase Agreement, dated                        22
              September 8, 1996, between Edinburgh Financial
              Publishing Limited, Edinburgh Financial Publishing
              (Asia) Limited, Edinburgh Financial Publishing
              (USA), Inc., BARRA (U.K.), Ltd., BARRA, Inc.,
              Jeremy Salvesen, Angus MacDonald, BARRA
              International, Ltd. and BARRA International
              (Japan), Ltd.