Form 10-Q
period 1997-12-31
BARRA INC /CA
filed 1998-02-10
CIK 878483

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q


(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

          For the quarterly period ended DECEMBER 31, 1997

                                         OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of December 31, 1997 was 13,544,879.

     Exhibit Index is located on page 23.

                                       INDEX

                                                                              PAGE
PART I    FINANCIAL INFORMATION                                              NUMBER
Item 1    Financial Statements:                                                 3

          Consolidated Balance Sheets as of December 31, 1997 (unaudited)
          and as of March 31, 1997                                              3

          Unaudited Consolidated Statements of Income for the Three and
          Nine Months Ended December 31, 1997 and December 31, 1996             4

          Unaudited Consolidated Statements of Cash Flows for the Nine
          Months Ended December 31, 1997 and December  31, 1996                 5

          Notes to Consolidated Financial Statements                            6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            10


                                                                              PAGE
PART II   OTHER INFORMATION                                                  NUMBER

Item 1    Legal Proceedings                                                    20

Item 4    Submission of Matters to a Vote of Security Holders                  20

Item 5    Other Information                                                    20

Item 6    Exhibits and Reports on Form 8-K                                     20

          Signatures                                                           22

          Exhibit Index                                                        23

PART I
ITEM 1.   FINANCIAL STATEMENTS

BARRA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 (UNAUDITED) AND MARCH 31, 1997
-------------------------------------------------------------------------------

                                                               December 31      March 31
                                                                   1997           1997
                                                               ---------------------------
                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $14,713,493    $25,831,118
Accounts receivable:
     Subscription and other (Less allowance for doubtful
     accounts of $138,022 and $135,732)                         17,902,393     13,414,937
     Asset Management                                           12,645,407      2,107,638
     Related parties                                             3,098,476      3,017,164
Short-term investments                                           7,794,042      5,421,841
Note Receivable                                                  3,514,578      5,419,474
Investments in municipal debt securities - available for sale    6,213,362     10,323,459
Prepaid expenses                                                 2,232,096        400,187
-----------------------------------------------------------------------------------------
     Total current assets                                       68,113,847     65,935,818
-----------------------------------------------------------------------------------------

INVESTMENTS IN UNCONSOLIDATED COMPANIES                          2,139,203        445,644
FURNITURE AND EQUIPMENT:
     Computer and office equipment                              16,158,828     12,421,668
     Furniture and fixtures                                      5,038,109      3,028,968
     Leasehold improvements                                      6,670,352      2,549,737
-----------------------------------------------------------------------------------------
       Total furniture and equipment                            27,867,289     18,000,373
     Less accumulated depreciation and amortization            (13,660,609)    (9,739,519)
-----------------------------------------------------------------------------------------
                                                                14,206,680      8,260,854

DEFERRED TAX ASSETS                                              1,303,947      1,038,374
COMPUTER SOFTWARE
      (Less accumulated amortization of $906,347 and $548,263)   1,646,224        536,442
OTHER ASSETS                                                     2,017,608      1,219,350
GOODWILL
      (Less accumulated amortization of $2,655,104
         and $1,585,124)                                        26,033,638      6,764,619
-----------------------------------------------------------------------------------------
TOTAL                                                         $115,461,147    $84,201,101
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                $3,238,363     $2,748,572
Due to related party                                             1,366,004        707,266
Accrued expenses payable:
     Accrued compensation                                        7,841,992      7,186,875
     Accrued corporate income taxes                              6,244,090      3,533,677
     Other accrued expenses                                      7,284,489      5,761,211
Shareholder notes payable                                               --        239,611
Unearned revenues                                               20,939,418     12,427,274
-----------------------------------------------------------------------------------------
     Total current liabilities                                  46,914,356     32,604,486
-----------------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities                                           442,298        768,352
Shareholder notes payable                                               --        473,411
-----------------------------------------------------------------------------------------
     Total other long-term liabilities                             442,298      1,241,763
-----------------------------------------------------------------------------------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                        6,191,331      1,981,002
SHAREHOLDERS' EQUITY:
Preferred stock, no par; 10,000,000 shares authorized; none
     issued and outstanding
Common stock, no par; 40,000,000 shares authorized;  13,544,879
     shares and 12,625,971 shares issued and outstanding        23,656,369     12,878,186
Retained earnings                                               39,036,101     35,967,057
Foreign currency translation adjustment                           (779,308)      (471,393)
-----------------------------------------------------------------------------------------
     Total shareholders' equity                                 61,913,162     48,373,850
-----------------------------------------------------------------------------------------
TOTAL                                                         $115,461,147    $84,201,101
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

        See Accompanying Notes to the Consolidated Financial Statements

BARRA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)
-------------------------------------------------------------------------------

                                                   Three Months Ended December 31,    Nine Months Ended December 31,
                                                   -------------------------------    ------------------------------
                                                          1997           1996               1997            1996
                                                   -------------------------------    ------------------------------
OPERATING REVENUES:
     Subscription and consulting fees                 $25,897,179     $19,004,617       $69,944,897     $55,337,648
     Electronic brokerage                               2,890,158       2,573,056         8,600,929       7,279,543
     Asset management                                  13,972,527       6,306,702        22,554,693      12,667,773
                                                   -------------------------------    ------------------------------
       Total operating revenues                        42,759,864      27,884,375       101,100,519      75,284,964
                                                   -------------------------------    ------------------------------
OPERATING EXPENSES:
     Cost of subscription products                      2,010,924       1,867,445         5,224,013       5,427,290
     Compensation and benefits                         16,954,164      13,153,782        45,105,388      37,260,274
     Rent expense                                       1,397,947       1,000,976         3,948,129       2,970,214
     Other operating expenses                           7,874,916       4,879,185        18,796,226      13,757,247
     One-time acquisition charges                                                         9,914,000       1,756,189
                                                   -------------------------------    ------------------------------
       Total operating expenses                        28,237,951      20,901,388        82,987,756      61,171,214
                                                   -------------------------------    ------------------------------

INTEREST INCOME & OTHER                                   319,642         533,471         1,391,081       1,498,836
                                                   -------------------------------    ------------------------------
INCOME BEFORE EQUITY IN NET INCOME AND LOSS OF
     INVESTEES, MINORITY INTEREST AND INCOME TAXES     14,841,555       7,516,458        19,503,844      15,612,586

EQUITY IN NET INCOME AND LOSS OF INVESTEES                 (5,000)       (147,213)          (29,118)       (256,330)

MINORITY INTEREST                                      (5,132,980)         55,623        (6,915,748)        234,166
                                                   -------------------------------    ------------------------------

INCOME BEFORE INCOME TAXES                              9,703,575       7,424,868        12,558,978      15,590,422

INCOME TAXES                                           (4,045,975)     (3,210,760)       (9,489,934)     (6,671,854)
                                                   -------------------------------    ------------------------------

NET INCOME                                             $5,657,600      $4,214,108        $3,069,044      $8,918,568
                                                   -------------------------------    ------------------------------
                                                   -------------------------------    ------------------------------

NET INCOME PER SHARE:
     BASIC                                                  $0.42           $0.34             $0.23           $0.71
                                                   -------------------------------    ------------------------------
                                                   -------------------------------    ------------------------------
     DILUTED                                                $0.39           $0.30             $0.22           $0.64
                                                   -------------------------------    ------------------------------
                                                   -------------------------------    ------------------------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES:
     BASIC                                             13,489,852      12,533,433        13,201,177      12,499,776
                                                   -------------------------------    ------------------------------
                                                   -------------------------------    ------------------------------
     DILUTED                                           14,509,595      14,018,163        14,182,470      13,959,237
                                                   -------------------------------    ------------------------------
                                                   -------------------------------    ------------------------------


        See Accompanying Notes to the Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                   Nine  Months Ended
                                                                                      December 31,
                                                                               --------------------------
                                                                                   1997           1996
                                                                               --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $ 3,069,044    $ 8,918,568
Adjustments to reconcile net income to net cash provided
by operating activities:
     Equity in net income and loss of investees                                     84,118        256,330
     Minority interest                                                           6,915,748       (234,166)
     Depreciation and amortization                                               3,830,644      2,517,788
     Dividends received from investee                                                 -          (226,583)
     Gains on marketable securities                                               (250,000)      (315,353)
     One-time acquisition charges                                                9,914,000        448,426
     Other                                                                        (267,172)       219,620
Changes in:
     Accounts receivable - Subscription and other                               (3,007,352)      (200,233)
     Accounts receivable - Asset management                                    (10,537,769)    (5,523,949)
     Due from related parties                                                      501,795       (451,536)
     Prepaid expenses                                                             (735,321)      (398,083)
     Other assets                                                                 (997,174)       436,688
     Accounts payable, due to related party and accrued expenses                   514,384      3,434,123
     Unearned revenues                                                           1,137,761        (28,131)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       10,172,706      8,853,509
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                            (7,016,956)    (2,602,095)
Short-term investments - net                                                    (2,122,201)      (465,857)
Sales (Purchases) of  municipal debt securities - available for sale - net       4,110,097     (6,758,700)
Acquisitions, net of cash acquired                                             (13,491,154)           -
Investments in unconsolidated companies                                         (1,803,559)      (875,000)
Repayments on note receivable                                                    2,105,836            -
Dividends received from investee                                                      -           226,583
Consolidation of Bond Express L.P. - cash acquired                                    -           146,742
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (18,217,937)   (10,328,327)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority shareholders                                               (3,271,688)           -
Repayments on notes payable and lines of credit                                   (713,022)    (2,698,628)
Proceeds from notes payable and lines of credit                                       -           445,140
Proceeds from sale of common stock                                               1,695,216        530,105
Common stock repurchased                                                          (782,900)      (601,973)
---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           (3,072,394)    (2,325,356)
---------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (11,117,625)    (3,800,174)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                25,831,118     22,493,363
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $14,713,493    $18,693,189
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense                                                              $44,210    $   142,245
     Income taxes                                                               $5,460,880    $ 4,351,990
Non-cash investing transactions during the period for:
     Acquistions - See note 2
     Exchange of equity interest in LBIC for debt                                             $ 7,219,458
     Consolidation of Bond Express L.P.:
       Note receivable                                                                        $(2,100,000)
       Net assets acquired                                                                    $ 1,139,726
       Minority Interest                                                                      $   512,877
       Goodwill                                                                               $ 1,473,151

        See Accompanying Notes to the Consolidated Financial Statements

                            BARRA, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of BARRA, Inc. (the "Company" or "BARRA") and its wholly-owned subsidiaries. Also included in the accompanying consolidated financial statements are the accounts of 1) Bond Express, L.P. ("Bond Express"), in which the Company determined it had controlling financial interest beginning June 1, 1996; 2) Symphony Asset Management, LLC ("Symphony LLC"), a 50%-owned joint venture; and 3) Global Advanced Technology Corporation ("GAT") and approximately 62% of Innosearch Corporation ("Innosearch") which the Company acquired on June 24, 1997 (See Note 2). All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position of BARRA as of December 31, 1997 and the results of its operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 1997 consolidated balance sheet is derived from the audited consolidated financial statements included in BARRA's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed with the Securities and Exchange Commission on June 24, 1997 (the "Form 10-K"), but does not include all disclosures required by generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2.   BUSINESS COMBINATIONS

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

The cost of the GAT/Innosearch acquisition has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This allocation resulted in capitalized software of approximately $1 million, purchased in-process technology of approximately $10 million and goodwill of approximately $5 million. As required under generally accepted accounting principles, the amount allocated to purchased in-process technology was immediately expensed. Goodwill from the acquisition will be amortized over 10 years.

On October 9, 1997, BARRA (U.K.), Ltd., a wholly-owned subsidiary of the Company, completed the acquisition of the assets of two businesses from Edinburgh Financial Publishing Limited and two of EFP's affiliates ("EFP") for a total purchase price of approximately $17.5 million. The two businesses are The Estimate Directory ("TED"), a database of analysts' earnings estimates, and Directus ("Directus"), a corporate directors equity trading information service. The total purchase consisted of approximately $12 million in cash, liabilities assumed of $5 million and transaction costs of $.5 million. The acquisition has been accounted for as a purchase and the results of BARRA (U.K.), Ltd. are included in the accompanying consolidated financial statements from the date of acquisition only.

The cost of the TED/Directus acquisition has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed and resulted in goodwill of approximately $15 million which will be amortized over 20 years.

The following summary, prepared on a pro-forma basis, combines the unaudited consolidated results of operations as if these acquisitions had been completed as of the beginning of the periods presented:

                                  THREE MONTHS ENDED DECEMBER 31,
                                  -------------------------------
                                       1997            1996
                                       ----            ----
Operating revenues                 $42,920,986      $31,549,592
Net income                          $5,654,934       $3,867,582
Net income per share (diluted)            $.39             $.26

                                     NINE MONTHS ENDED DECEMBER 31,
                                     ------------------------------
                                          1997           1996
                                          ----           ----
Operating revenues                    $106,204,931    $85,875,108
Net income                             $ 2,090,836     $7,550,318
Net income per share (diluted)                $.15           $.51


The pro-forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had these acquisitions been completed as of the beginning of the periods presented. In addition, the pro-forma results are not intended to be a projection of future results and do not necessarily reflect the financial impact of combining these acquired operations with BARRA's.

3.   NET INCOME PER SHARE

On August 23, 1997, the Company's Board of Directors authorized a 3-for-2 stock split payable on October 13, 1997 to stockholders of record on September 22, 1997. All references in these financial statements to average number of shares outstanding and per share amounts have been restated to reflect the split.

In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options) were exercised and converted into stock. For all periods presented, the only difference between basic and diluted earnings per share for the Company is the inclusion of dilutive stock options in the denominator for purposes of calculating diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the BARRA, Inc. ("BARRA" or the "Company") unaudited financial statements and related notes presented in this Form 10-Q. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future. Each statement made in this discussion and analysis and elsewhere in this report containing any future verb tense or form of the words "anticipate", "estimate", "expect," "believe," "future" or "forward" is a forward-looking statement that may involve a number of risk factors and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and other changes in the Company's industry; competitive factors such as rival products and price pressures both domestically and internationally; availability of adequate third-party data on reasonable terms and at reasonable prices; significant delays or excessive costs associated with product research, development and/or introduction; the loss of a large single revenue source; the investment performance and the timing of performance fee determination dates for the Company's asset management subsidiary; significant changes in trading volumes on the Portfolio System for Institutional Trading ("POSIT") trading system; the ability of software and data to accommodate date changes after December 31, 1999; the adoption of the Euro Currency; and fluctuations in U.S. dollar exchange rates for non-U.S. currencies. Further information and potential risk factors that could affect the Company's financial results are included in the Company's Form 10-K for the fiscal year ended March 31, 1997.

A.  GENERAL

Certain of the information required by this item has been previously reported under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

BUSINESS COMBINATIONS

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

As also discussed in Note 2 to the financial statements, on October 9, 1997, BARRA (U.K.), Ltd., a wholly-owned subsidiary of the Company, completed the acquisition of the assets of two businesses from Edinburgh Financial Publishing Limited and two of EFP's affiliates ("EFP") . The two businesses are The Estimate Directory ("TED"), a database of analysts' earnings estimates, and Directus ("Directus"), a corporate directors equity trading information service. The acquisition has been accounted for as a purchase and the results of BARRA (U.K.), Ltd. are included in the accompanying consolidated financial statements from the date of acquisition only.

FOREIGN CURRENCY AND BUSINESS IN ASIA

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

The Company has customers and three sales and client support offices in Asia. For the nine months ended December 31, 1997, revenues from Asia totaled approximately $10.5 million ($8.0 million in Japan) or approximately 10% of total revenues. Excluding Japan, the Company bills its customers in Asia in US dollars and has nominal expenses in local currencies. Recent volatility in Asian and Japanese capital markets has negatively impacted yen denominated revenues and could adversely impact future subscription renewals and related revenues for customers throughout Asia.

All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact on profits. The Company has considered its exposures to foreign currency fluctuations and to this point has decided not to engage in hedging or managing exposures to foreign currency fluctuations through contracts for the purchase, sale or swapping of currencies.

For the three and nine month periods ended December 31, 1997, when compared to the same periods a year ago, the U.S. dollar strengthened against the yen and ECU and was relatively unchanged against the pound - all of which had the effect of reducing net revenues by approximately $300,000 and $750,000 compared to the three and nine months periods ended December 31, 1996, respectively. The impact of exchange rate changes decreased net income by approximately $50,000 and $100,000 for the three and nine month periods ended December 31, 1997, respectively, as compared to the same periods a year ago.

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

B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's consolidated financial condition result from a comparison of BARRA's balance sheet at December 31, 1997 (unaudited) to the balance sheet at March 31, 1997. All amounts have been rounded to the nearest $1,000.

FINANCIAL CONDITION

Total assets increased $31,260,000 or 37%.

Total current assets increased $2,178,000 or 3%. This net increase consists primarily of decreased cash and equivalents as a result of investing activities completed during the period offset by increases in trade receivables from the acquisitions of GAT, TED and Directus and asset management activities - see the accompanying unaudited consolidated statement of cash flows for more information.

Investments in unconsolidated companies increased $1,694,000 representing two investments: 1) 272.7 shares of Series A Convertible Preferred Stock of Data Downlink Corporation; and 2) an additional 46,368 shares of Series C Convertible Preferred Stock of QuoteCom, Inc.

Furniture and equipment increased $6,467,000, excluding approximately $3,400,000 in furniture and equipment from acquisitions. This increase reflects expenditures for leasehold improvements and new office furniture associated with moving the Company's headquarters in June 1997, as well as further office expansions in the Company's San Francisco, New York and Connecticut locations.

Increases in computer software and goodwill of $1,110,000 and $19,269,000, respectively, are primarily the result of purchase price allocations for the acquisitions of GAT, Innosearch, TED and Directus, net of related amortization.

Total current liabilities increased $8,910,000, excluding approximately $5.4 million in unearned revenue associated with acquired product subscriptions. This increase reflects growth in BARRA product subscriptions, higher current taxes payable and other increases associated with higher levels of incentive compensation and general business growth.

Minority interest in equity of subsidiary represents minority shareholders' interests in the net assets of Bond Express, Symphony LLC and Innosearch.

Shareholders' equity in common stock increased $10,778,000 as a result of issuing 704,589 common shares for the acquisition of GAT and Innosearch, as well as the issuance of BARRA common stock for exercises of stock options under the Company's employee stock option plans and shares purchased under the Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, short-term investments and investment in municipal debt securities available-for-sale totaled $28,721,000 at December 31, 1997. In addition, the Company has a commitment from a bank for an unsecured short-term line of credit of up to $5 million - of which, no amounts have been, or are presently anticipated to be, drawn down.

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

C.  RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's results of operations are derived from comparisons of BARRA's consolidated statements of income for the three and nine month periods ended December 31, 1997 and December 31, 1996. Results of operations for the three and nine month periods ended December 31, 1997, include the results of GAT and Innosearch which were acquired on June 24, 1997, and TED and Directus which were acquired on October 9, 1997. All amounts, except per share amounts, have been rounded to the nearest $1,000.

NET INCOME

Net income for the three month period ended December 31, 1997, was $5,657,000 or $0.39 per share (diluted), compared to net income of $4,214,000 or $0.30 per share (diluted) for the same quarter a year ago.

Net income for the nine month period ended December 31, 1997 was $3,069,000 or $.22 per share (diluted) compared to net income of $8,919,000 or $.64 per share (diluted) for the same period a year ago. One time acquisition charges included in net income and diluted per share amounts for the nine month periods ended December 31, 1997 and 1996 were $9,914,000 or $.70 per share and $1,756,000 or $.07 per share, respectively.

OPERATING REVENUES. Total operating revenues increased $14,875,000 or 53% over the same quarter a year ago and $25,816,000 or 34% over the same nine month period a year ago. Operating revenues from GAT, TED and Directus included in the three and nine month periods ended December 31, 1997 were $3,148,000 and $5,230,000, respectively.

SUBSCRIPTION AND CONSULTING FEES consist of annual subscription fees for BARRA's software products, revenues from other sources related to the institutional analytics business and consulting services to pension plan sponsors and investment managers. A summary of the components and related changes is as follows (amounts in $000's):

-----------------------------------------------------------------------------
                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                  DECEMBER 31,             DECEMBER 31,
                                               %                        %
                            1997      1996   CHANGE  1997      1996   CHANGE
-----------------------------------------------------------------------------
Analytics subscriptions    19,304    13,631    42   51,479    38,248    35
Other analytics related     1,319     1,135    16    3,616     3,661    (1)
Consulting                  5,274     4,238    24   14,850    13,428    11
-----------------------------------------------------------------------------
TOTAL                      25,897    19,004    36   69,945    55,337    26
-----------------------------------------------------------------------------

ANALYTICS SUBSCRIPTIONS are for BARRA's software products and related updates. The Company generally bills and collects fees on an annual basis, but recognizes the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients, increasing revenues from existing customers through the introduction of new products and services and acquisitions. Analytics subscription revenue for the three and nine month periods ended December 31, 1997 includes $2,632,000 and $4,079,000, respectively, of GAT, TED and Directus product subscription revenue. For the three month period ended December 31, 1997 compared to the same quarter a year ago, annual subscription fee revenue (including GAT, TED and Directus revenue for 1997) for the U.S and non-U.S. markets increased approximately 56% and 33%, respectively. Excluding the impact of the newly acquired subscription revenue, the increase was 27% for U.S. and 18% for Non-U.S. subscription revenues. For the nine month period ended December 31, 1997 compared to the same period a year ago, annual subscription fee revenue (including GAT, TED and Directus revenue for 1997) for the U.S and non-U.S. markets increased approximately 48% and 27%, respectively, and approximately 26% and 21%, respectively, excluding newly acquired revenue.

Excluding acquired revenues from GAT, TED and Directus, revenue growth primarily came from equity models and related data reflecting the continued success of the BARRA Aegis System-TM-. Various new single country and global versions of this equity analytics system have been introduced continuously since July 1995. Fixed income product sales also contributed, primarily to the non-US revenue increase, as a result of sales of the BARRA COSMOS System-TM-. Increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions.

REVENUES FROM OTHER SOURCES RELATED TO THE INSTITUTIONAL ANALYTICS BUSINESS include timesharing revenues, seminar revenues and other recurring fees. Fluctuations in these revenue sources result primarily from the timing of seminars and the amount of timesharing billed to clients.

CONSULTING FEES

Consulting fees consist of: fixed income consulting (acquired in the acquisition of GAT); Services to pension plan sponsors ("Sponsor Services") which are usually recurring retainer-based fee arrangements; and consulting to money managers ("Strategic Services"), which are usually non-recurring, project engagements that are completed in phases. Also included in Strategic Services revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, Strategic Services revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions. Consulting fees from fixed income consulting amounted to $516,000 and $1,151,000 for the three and nine month periods ended December 31, 1997. Excluding the impact of fixed income consulting fees, revenues from consulting services were only slightly higher compared to the same periods a year ago reflecting modest growth in these business offset by declines in non-recurring strategic transaction fees and one specific BARRA custom product development fee.

ELECTRONIC BROKERAGE

Electronic brokerage revenues increased $317,000 or 12% compared to the same quarter a year ago and $1,321,000 or 18% compared to the same nine month period a year ago. This component of revenue consists principally of license fees from POSIT, which increased $226,000 or 10% compared to the same quarter a year ago and $846,000 or 13% compared to the same nine month period a year ago. BARRA's revenues from POSIT are derived from commissions generated by the trading volume in the system. POSIT revenue increases reflect higher trading volumes during the quarter as well as greater usage of the system by its major participants. Revenues from Bond Express L.P. accounted for $91,000 and $475,000 of the increase in total electronic brokerage revenues from the same quarter and nine month periods a year ago. These increases are due in part to the inclusion of Bond Express' results of operations for only one month in the June 30, 1996 quarter.

ASSET MANAGEMENT

Asset management revenues increased $7,666,000 or 122% compared to the same quarter a year ago and $9,887,000 or 78% compared to the same nine month period a year ago. Asset management revenues consist of fees generated from active management of investor accounts by Symphony LLC and fees earned by Rogers Casey Asset Services, Inc. from management of customized multi-manager programs.

Symphony LLC's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. Total revenues were $13,648,000 for the current quarter compared to $5,795,000 for the same quarter a year ago, and $21,436,000 for the nine months ended December 31, 1997 compared to $11,061,000 for the same period a year ago. The increase in total revenues for the three and nine month periods ended December 31, 1997 compared to the same periods a year ago was the result of substantial increases in both base and performance fees due to growth in assets under management. As of December 31, 1997, Symphony LLC had approximately $2.0 billion under direct management. Of the funds under direct management, approximately $1.3 billion are managed under agreements that provide for performance fees in addition to a base management fee.

Performance fees included in total revenues were $10,683,000 for the current quarter compared to $4,084,000 for the same quarter a year ago and $12,897,000 for the nine months ended December 31, 1997 compared to $6,232,000 for the same period a year ago. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of each year of the contract. The increase in performance fee revenues for the December 1997 quarter over the same quarter a year ago is the result of an increase in the number and value of investor account anniversaries. Assets under management subject to performance fees have increased approximately $700 million or 112% from December 31, 1996. The pattern of anniversaries can change from quarter to quarter because of the addition, termination and re-negotiation of account agreements. There is also, of course, no assurance that the investment performance will continue at historical levels. It is presently estimated that approximately 17% and 12% of the performance based funds under management will have performance fee determination dates in the quarters ended March, 31, 1998 and June 30, 1998, respectively.

Symphony LLC's future revenues will depend on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

OPERATING EXPENSES. Total operating expenses increased $7,337,000 or 35% compared to the same quarter a year ago. For the nine month period ended December 31, 1997 compared to the same period a year ago, total operating expenses, including one-time acquisition charges, increased $21,817,000 or 36%. Excluding one-time acquisition charges from both periods, total operating expenses increased $13,659,000 or 23%.

COST OF SUBSCRIPTION PRODUCTS

Cost of subscription products consists of computer access charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense increased $143,000 or 8% compared to the same quarter a year ago and decreased $203,000 or 4% compared to the same nine month period a year ago. These decreases reflect lower seminar costs, which are principally a result of timing and lower data costs as a result of certain non-recurring, project-related data fees included in the June 1996 quarter - offset in part by data costs for GAT and TED.

COMPENSATION AND BENEFITS

Compensation and benefits increased $3,800,000 or 29% compared to the same quarter a year ago and increased $7,845,000 or 21% compared to the same nine month period a year ago. Compensation and benefit costs from current year acquisitions were approximately $2.2 million and $3.7 million for the three and nine months ended December 31, 1997, respectively. Excluding these costs, the increases from the same quarter and nine month periods a year ago are primarily the result of wage increases that take effect on July 1 within each fiscal year, an increase in average headcount and increases in related employee benefit costs. These increases were offset in part by lower incentive compensation expenses due to the Symphony LLC principal's share of profits being reported in minority interest this year as opposed to compensation and benefits in the same periods a year ago.

OTHER OPERATING EXPENSES

Other operating expenses increased $2,996,000 or 61% compared to the same quarter a year ago and increased $5,039,000 or 37% compared to the same nine month period ended a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data costs related to non-subscription services, marketing, advertising, outside legal and accounting services and other corporate expenses. The increases from the same three and nine month periods a year ago reflect expenses of current year acquirees of approximately $1,295,000 and $1,863,000, respectively. Excluding expenses from acquired operations, other operating expenses increased $1,701,000 or 35% and $3,176,000 or 23% for the three and nine month periods ended December 31, 1997, respectively, as compared to the same periods a year ago. These increases primarily reflect higher data costs associated with asset management activities, which represent $977,000 and $1,173,000 of the total increase for the three and nine months periods ended December 31, 1997, respectively, as compared to a year ago. Data costs for asset management activities will vary in relation to asset management revenues. Increases in travel, foreign currency losses, advertising and marketing, amortization of goodwill and leasehold improvements also contributed to the increase in other operating expenses. These increases are consistent with the general growth of BARRA's business and the move to a new headquarters facility during the year.

ONE-TIME ACQUISITION CHARGES

One-time acquisition charges of $9,914,000 for the nine month period ended December 31, 1997 represent purchased in-process research and development in connection with the acquisitions of GAT and Innosearch on June 24, 1997. As required by generally accepted accounting principles, the portion of the purchase price allocated to purchased technology was immediately expensed.

One-time acquisition charges of $1,756,000 for the nine month period ended December 31, 1996 relate to the Company's acquisition of Rogers, Casey & Associates, Inc. in July, 1996.

INTEREST INCOME AND OTHER

Interest income and other for the three and nine month periods ended December 31, 1997 decreased over the same periods a year ago as a result of lower average invested cash balances as result of investing activities completed during the period.

MINORITY INTEREST

Minority interest primarily represents the share of profits from Symphony LLC that is due to the Symphony LLC principals.

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

ITEM 5.   OTHER INFORMATION.

As previously reported, on October 9, 1997 the Company completed the acquisition of certain assets from Edinburgh Financial Publishing Limited and its affiliates, Edinburgh Financial Publishing (Asia), Limited and Edinburgh Financial Publishing (USA), Inc. For further details of these transactions see
Note 4 of the Notes to Consolidated Financial Statements and Item 2 of Part I of this form.

At its January 29, 1998 quarterly meeting, the Board of Directors of the Corporation amended the Corporation's Bylaws to change the date of the Annual Meeting of the Corporation's shareholders from the last Thursday in July in each year to a day (to be selected at the discretion of BARRA's Board of Directors) during the first week of August in each year. The Board of Directors then selected Wednesday, August 5th as the date of its 1998 Annual Shareholders' Meeting.

Also at its January 29, 1998 quarterly meeting, for the purpose of having shares of common stock available for issuance on the exercise of stock options and on purchases made under its employee stock purchase plan, the BARRA Board of Directors authorized BARRA's officers to use up to $3,000,000 to purchase additional shares of BARRA Common Stock on the NASDAQ National Market.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  the following exhibits are required by Item 601 of the Regulation S-K:

     Exhibit                                         Sequential
     Number    Exhibit Description                   Page Number
     -------   -------------------                   -----------
      3.1      Bylaws of BARRA, Inc., dated as of        25
               January 29, 1998, as amended.

(b)  Reports on Form 8-K:  None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BARRA, Inc.
                                             (Registrant)


Date:  February 9, 1998                       /s/ Andrew Rudd
                                       -----------------------------
                                       Andrew Rudd, Chairman of the
                                       Board of Directors and Chief
                                       Executive Officer


Date:  February 9, 1999                     /s/ James D. Kirsner
                                       -----------------------------
                                       James D. Kirsner, Chief
                                       Financial Officer

EXHIBIT INDEX

Exhibit                                         Sequential
Number    Exhibit Description                   Page Number
-------   -------------------                   -----------
 3.1      Bylaws of BARRA, Inc., dated as of        25
          January 29, 1998, as amended.