Form 10-K
period 1998-03-31
BARRA INC /CA
filed 1998-06-25
CIK 878483

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-K
(Mark One)
  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended March 31, 1998.
                                         OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from _____ to _____.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 8, 1998, as reported on the Nasdaq National Market System, was approximately $204,000,000.

The number of shares of the registrant's Common Stock outstanding as of June 8, 1998 was 13,777,061.

                        DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts I, II, III and IV and the Exhibit Index of this Form 10-K (the "Report"): (1) the registrant's Form S-1 Registration Statement (No. 33-42951), filed on
September 30, 1991 (the "Registration Statement"), is incorporated by reference into the Exhibit Index to and Part IV of this Report; (2) the registrant's
1998 Annual Report to Shareholders (the "1998 Annual Report") will be filed as an exhibit to this Report and is incorporated by reference into Parts I, II and IV of this Report; and (3) the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held August 5, 1998 (the "Proxy Statement") will be filed at the same time as this Report and is incorporated by reference into
Part III of this Report.

                                 TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
Item 1      Business                                                         1

Item 2      Properties                                                       8

Item 3      Legal Proceedings                                                9

Item 4      Submission of Matters to a Vote of Security Holders              9

Executive Officers of Registrant                                             9


PART II

Item 5      Market for Registrant's Common Equity and Related
            Shareholder Matters                                             11

Item 6      Selected Financial Data                                         11

Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             11

Item 7A     Quantitative and Qualitative Disclosures About Market Risk      18

Item 8      Financial Statements and Supplementary Data                     19

Item 9      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                             35


PART III

Item 10     Directors and Executive Officers of the Registrant              35

Item 11     Executive Compensation                                          35

Item 12     Security Ownership of Certain Beneficial Owners and Management  35

Item 13     Certain Relationships and Related Transactions                  35


PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                     36

SIGNATURES                                                                  37

EXHIBIT INDEX                                                               38


                                       PART I

ITEM 1.   BUSINESS

Certain information required by Item 1 to Part I is omitted from this Report and incorporated by reference from the 1998 Annual Report. See also Part II of this Report. Each statement contained in this Report containing any form of the words "anticipate," "expect," believe," "future," "intend," "commit," "estimate," or "forward" or any future verb tense is a forward looking statement that may involve a number of risk factors and uncertainties. Part I and other portions of the Report contain forward-looking statements that involve risks and uncertainties. Factors that may cause actual results to differ from the results discussed in the forward looking statements include, but are not limited to, those discussed elsewhere in this Part I and in Item 7 to Part II of this Report.

All share and per share amounts in this Report have been restated to reflect a three-for-two stock split effective September 22, 1997.

GENERAL

BARRA, Inc. (the "Company" or "BARRA") and its subsidiaries are engaged in integrated business activities that combine technology, data, software and services to help clients make investment and trading decisions. Through its subsidiaries and affiliates, the Company provides a variety of institutional analytics products and related services. The Company and its affiliates also provide services in the areas of consulting, electronic brokerage, investment data distribution and asset management. The Company's integrated businesses cover a variety of products and services, which are offered to investment professionals in over 30 countries, including many of the world's largest portfolio managers, fund sponsors, pension and investment consultants, insurance companies, banks, broker/dealers and master trustees.

The predecessor of BARRA was founded in 1975. The Company was acquired in 1981 by Ziff Communications Company. In 1986, twelve management employees acquired the assets of the business and incorporated the Company in California under the name Barr Rosenberg Associates, Inc. The Company has done business as BARRA since 1975 and changed its corporate name to BARRA, Inc. in July 1991. In October 1991, BARRA became a public company when it registered 2,587,500 shares of its Common Stock under the Securities Act of 1933, as amended. Between November 1992 and November 1995, the Company increased from 50% to 100% its equity interest in BARRA International (Japan), Ltd., a Japan corporation formed by BARRA in 1986 under the name N.B. Investment Technology Co., Ltd. (("BARRA Japan")). On July 24, 1996, the Company merged with Rogers, Casey & Associates, Inc., a Delaware corporation ("RogersCasey"). In transactions on June 24, 1997 and February 27, 1998, the Company acquired all of the capital stock of Global Advanced Technology Corporation ("GAT") and its affiliate Innosearch Corporation ("Innosearch"). On October 9, 1997, BARRA (U.K.), Ltd., a wholly-owned subsidiary of the Company, completed the acquisition of the assets and certain liabilities relating to two businesses from Edinburgh Financial Publishing Limited ("EFP") and two of EFP's affiliates. On June 17, 1998, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities of Redpoint Software, Inc. ("Redpoint").

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

BARRA's software is available for use on a variety of computer platforms. Most of the Company's software can be used on International Business Machine (IBM) and compatible personal computers, and the majority of clients now use this platform. Some clients use BARRA software on mini-computers and mainframe computers through time-sharing arrangements with BARRA. Others have the software installed on their own Digital Equipment Corporation VAX computers.
The Company has also introduced products and services that run on UNIX-based workstations. Clients also receive information and updates for BARRA's products and services via BARRALink (the Company's electronic delivery system) and the Internet.

BARRA provides its institutional analytics products and services to its clients on an annual subscription basis. The annual subscription price for most of BARRA's individual products and services is between $10,000 and $30,000, but some products and services have a significantly higher annual subscription price. An individual product may consist of one or more combinations of BARRA's software applications. The subscription price includes use of the relevant applications software, which allows users to access BARRA's models and derived databases, related documentation, periodic database updates and client support. Many of the Company's clients subscribe to two or more products. BARRA also has a number of strategic subscribers, who commit to specialized multi-year subscriptions for packages of products and services.

RISK MODELS. The Company's proprietary risk models characterize the relationship between risk and return in financial markets. Since introducing its first equity risk product in 1975 for the United States equity market, BARRA has developed additional country-specific equity models, fixed income models, global models, models covering multiple asset classes and models covering hybrid securities such as convertible bonds and options. BARRA continues to develop additional models as new markets open or as adequate data on existing markets becomes available.

EQUITY MODELS. Each of BARRA's equity models contains historical and current data for a broad range of common stocks in the market covered by the model. This year the Company completed a major overhaul of its flagship U.S. Equity Model, updating it to reflect changes in the stock market and economy. BARRA's single country risk models cover 17 equity markets around the world. BARRA has also developed risk models for multiple and other types of equity markets, such as its Global Equity Model ("GEM") and Short Term Risk Model ("STRM").

FIXED-INCOME MODELS. BARRA introduced its first risk model for the United States bond market in 1979 and currently offers fixed income models for three countries and a Global Bond Model covering more than 20 countries. BARRA extended its local-market multifactor model to include a currency dimension for global fixed income managers in 1989. Following the June 1997 acquisition, BARRA integrated GAT's models into its comprehensive fixed income product line.

ASSET ALLOCATION MODELS. BARRA's World Markets Model allows investors to analyze portfolios consisting of a combination of asset classes in over 55 countries. The elements of the model are asset classes rather than individual securities. In addition, a tactical asset allocation (TAA) testing tool was released as part of the BARRA Altis System-TM- in fiscal year 1997.

DERIVATIVES MODELS. In 1994, BARRA obtained ownership of and rights to several advanced derivatives analytics packages, including the Dynamic Asset Allocation model (now marketed under the name Contour) and the Exotic Options models developed by Leland O'Brien Rubinstein Associates Incorporated.

VALUATION MODELS. BARRA introduced its first valuation model for the United States equity market in 1993 under the name Alphabuilder and has since developed three additional country-specific valuation models. The Company's valuation models employ a broad range of valuation techniques, including both "bottom up" approaches (encompassing fundamental and technical models, such as Estimate Revision and Dividend Discount) and macroeconomic models, which facilitate a "top-down" approach.

THE BARRA SYSTEMS. BARRA offers application software on a variety of platforms to integrate the Company's models and databases. The various application programs may be used individually or in combination as analytical tools for addressing a wide range of financial problems. BARRA's principal software applications include:

THE BARRA AEGIS SYSTEM-TM- ("AEGIS"). The Aegis suite of products includes BARRA's Microsoft-Registered Trademark- Windows-based equity risk characterization, valuation and optimization tools. This is an integrated software system that can be used by money managers with a variety of BARRA's risk, valuation and performance models.

THE BARRA COSMOS SYSTEM-TM- ("COSMOS"). Cosmos is a suite of Windows-based products that allows global money managers to perform fixed income portfolio analysis. The products include both global and domestic models developed by the Company and the models acquired in the GAT acquisition in fiscal 1998.

THE BARRA ALTIS SYSTEM-TM- ("ALTIS"). Altis is a Windows-based index-level returns forecasting tool that allows money managers, pension fund professionals and consultants to calculate the relationship between fundamental economic variables and subsequent investment returns. Altis can also be used in conjunction with either Aegis or the World Markets Model to provide a key link between macro-economy and the investment decision.

THE BARRA TOTAL PLAN RISK SYSTEM-TM- ("TOTAL PLAN RISK"). Total Plan Risk is a Microsoft-Registered Trademark- Windows-based analytical tool that analyzes both total risk relative to cash and active risk relative to any multi-asset class benchmark from any currency perspective. Building upon BARRA's existing equity and fixed income models, Total Plan Risk aggregates both security selection and asset allocation risk for multi-asset class portfolios in either a domestic or international context.

RISKCASTER. Riskcaster is BARRA's UNIX-based, equity portfolio risk characterization and optimization system that supports many BARRA models, including STRM. It was designed specifically for broker/dealers and allows traders to analyze the risk and liquidity characteristics of equity portfolios, determine optimal hedges and construct efficient portfolios.

CONSULTING, INFORMATION AND OTHER SERVICES

As an extension of its core software products, the Company offers a variety of consulting services, information services, trading-related software and other specialized software designed to assist investment professionals in creating, evaluating and trading securities portfolios.

CONSULTING. BARRA's consulting services are a companion offering to its core institutional analytics business. Professional teams of consultants draw on the wide range of research, analytical and industry expertise in the combined organization to bring a unique set of skills to bear on each client problem.
The BARRA RogersCasey Sponsor Consulting Group ("Sponsor Services") provides a full range of consulting services for pension funds, endowments, foundation and other plan sponsors. The BARRA Strategic Consulting Group ("Strategic Services") provides a wide range of strategic consulting services to money management firms. The BARRA Research Group performs a variety of other specialized consulting services and analytics research for institutions such as banks and brokerage firms using the Company's proprietary models and databases.

ENTERPRISE-WIDE RISK MANAGEMENT SERVICES. BARRA's Enterprise-Wide Risk Management Services unit focuses on the rapidly growing risk management needs of global financial institutions. In December 1997, this unit launched the first multi-asset class risk management system, Total Plan Risk, designed for pension plans and investment managers. To further augment the resources available for this business, on June 17, 1998, the Company completed the acquisition of substantially all of the assets and certain of the liabilities of Redpoint. Redpoint is a leading provider of integrated risk management solutions and enterprise-wide data management systems.

INVESTMENT DATA PRODUCTS (IDP). In 1997, the Company launched its IDP unit to develop and market a variety of proprietary databases along with electronic screening and analysis products to be used with the data. The IDP business now includes The Estimate Directory (TED), an earnings estimate product, and Directus, an officer and director trading information product, which were recently acquired from EFP. The IDP unit will focus on electronic delivery of products, via the Internet, packaged software and third-party distributors.

INDEX SERVICES. Since 1992, the Company has jointly developed with Standard & Poor's Corporation the S&P 500/BARRA Growth Index, the S&P 500/BARRA Value Index, the S&P Midcap 400/BARRA Growth Index, S&P Midcap 400/BARRA Value Index, the S&P SmallCap 600/BARRA Growth Index and the S&P SmallCap 600/BARRA Value Index. In November 1995, the Chicago Mercantile Exchange and the Chicago Board Options Exchange began trading the S&P 500/BARRA Growth Index and the S&P 500/BARRA Value Index futures, futures options and European-style options.

ASSET MANAGEMENT SERVICES. The Company provides its asset management services through its 50% owned subsidiary, Symphony Asset Management, LLC ("Symphony LLC"), and the wholly-owned BARRA RogersCasey Asset Services group ("Asset Services"). Symphony LLC's business was formed in 1994 out of the Company's Active Strategies Group to provide a host of asset management services to pension funds, university endowments and foundations, mutual fund distributors and qualified individuals. Asset Services designs, implements and provides ongoing management of multi-manager investment products.

OTHER PRODUCTS AND SERVICES AVAILABLE THROUGH STRATEGIC RELATIONSHIPS

BARRA has developed certain products and entered certain markets with strategic partners through joint ventures and other relationships. The Company anticipates entering into additional strategic relationships in the future. BARRA's strategic relationships include:

SYMPHONY ASSET MANAGEMENT. Effective July 1 1996, the Company's wholly owned subsidiary, Symphony Asset Management, Inc. ("Symphony Inc." and collectively with Symphony LLC, "Symphony"), contributed its assets, liabilities and business to Symphony LLC, a newly formed entity, in exchange for interests in Symphony LLC. The capitalization of Symphony LLC consists of four defined Interest Classes (Class 1, Class 2, Class 3 and Class 4). Class 1, Class 2, and Class 4 interests belong to Symphony Inc. (which continues to be wholly-owned by the Company) while the Class 3 interest belongs to a newly formed limited liability company, Maestro LLC ("Maestro"), whose owners are the principals of Symphony LLC. Symphony LLC is located in San Francisco, California. Symphony LLC offers investment management services directly to institutions and individuals. The July 1, 1996 arrangement provides for the principals, through Maestro, to have approximately a 50% ownership interest of Symphony LLC and an increasing share of Symphony LLC's profits starting with an initial 25% share (exclusive of salaries) to as much as 50% (inclusive of salaries) after certain earnings levels are attained. As of April 1, 1997, the assets of a former unit of RogersCasey which managed approximately $600 million of private equity

(non-marketable investments) were purchased by Symphony LLC. (See Note 3 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

PORTFOLIO SYSTEM FOR INSTITUTIONAL TRADING ("POSIT"). POSIT is an equally owned general partnership between BARRA and Investment Technology Group, Inc. ("ITG"), a publicly traded subsidiary of Jefferies & Co., Inc. ("Jefferies"), a securities brokerage firm specializing in off-exchange trading. POSIT operates a computerized institutional trading system that allows institutional investors to trade portfolios of United States securities directly with each other in a confidential environment. Investors send their buy or sell orders to a POSIT computer. Using technology jointly developed by BARRA and ITG/Jefferies, buy and sell orders are then matched, or crossed, at the midpoint between the bid and ask prices at selected times during the trading day. POSIT was introduced in 1987. Total POSIT trading volumes in calendar 1993, 1994, 1995, 1996 and 1997 were approximately 1.6 billion, 1.9 billion, 2.3 billion, 3.3 billion and
3.6 billion shares, respectively. Currently, all trades of United States equities executed through POSIT are cleared by, and all brokerage commissions are paid to, ITG. BARRA receives a fee from the partnership based on commissions received by ITG for trades of United States securities on POSIT. In fiscal 1998, using technology licensed from POSIT, BARRA co-developed a crossing network for Forward Rate Agreements ("FRA's") with Prebon Yamane (USA) Inc. The POSIT partnership has also licensed an Australia/New Zealand equity version of POSIT to Burdette, Buckeridge & Young, an Australian brokerage firm, and is exploring similar arrangements to expand POSIT worldwide. (See Note 7 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

GLOBAL POSIT. Global POSIT is a crossing system for international equities, similar to POSIT. Global POSIT was developed by BARRA and is operated by a general partnership that is equally owned by BARRA's subsidiary, BARRA International (U.K.), Ltd., and a subsidiary of ITG. Global POSIT was introduced in London in late 1990. Trading on Global POSIT has not been significant to date. (See Note 7 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

BOND EXPRESS, LP ("BOND EXPRESS"). In August 1995, BARRA, through a subsidiary, purchased a 1% limited partnership interest in Bond Express. Bond Express is a distributor, on a subscription basis, of software and databases of fixed income security offering information from dealers. At that time, the BARRA subsidiary also entered into a Put/Call Agreement providing BARRA the right to call the remaining equity interest in Bond Express, held by the general partner (Bond Express, Inc. ("BEI")) and BEI the right to put that interest to BARRA. In a related transaction, BARRA simultaneously agreed to make a $2,100,000 long term loan to Bond Express. The funds for this loan, along with additional loans of approximately $330,000, were disbursed in fiscal 1996 through 1998. These loans are convertible into a majority interest in Bond Express. (See Note 3 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

QUOTECOM, INC. ("QUOTECOM"). In March and April 1997, the Company purchased 114,405 shares of Series C Convertible Preferred Stock in QuoteCom for $750,010. QuoteCom was founded in October 1993 to provide quality financial market data and relevant business news to Internet users in a timely fashion. (See Note 9 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

DATA DOWNLINK CORPORATION ("DATA DOWNLINK"). In April 1997, the Company purchased 272.7 shares of Series A Convertible Preferred Stock of Data Downlink for $1,500,000. Data Downlink developed and supports an online service that aggregates and indexes quantitative business information from multiple sources and makes this information available in spreadsheet format on a subscription or pay-per-view basis. (See Note 9 of Notes to the BARRA, Inc. Consolidated Financial Statements.) In May 1998, BARRA granted Data Downlink a non-exclusive worldwide license to market certain of BARRA's proprietary databases via Data Downlink's on-line service.

MARKETING

Products and services are marketed to a broad set of financial service providers and institutional and private investors throughout the world. The Company's strategy for marketing new products and services is to focus first on large participants in the relevant segment of the investment community, whose endorsement is important in generating market acceptance. Once many of the larger participants have subscribed, the Company targets the broader market, including participants in more diverse locations. BARRA and its subsidiaries target clients in new markets as quantitative methods gain acceptance. Current marketing efforts are designed to increase geographical coverage.

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

BARRA's research, development, consulting, sales and support specialists regularly speak at industry conferences, as well as at the Company's own seminars. BARRA and its subsidiaries sponsor more than 60 seminars and workshops per year throughout the world. These seminars and workshops bring researchers and industry professionals together, expose those professionals to the latest developments in investment theory and technology, and give researchers an opportunity to gain insights from the Company's clients.

SALES AND CLIENT SUPPORT

BARRA and its subsidiaries primarily use a direct sales force to distribute principal products and services in North America. In Japan, BARRA Japan distributes markets and supports the Company's products and services and QUICK Corp. distributes markets and supports the QUICK/BARRA Model. At the beginning of fiscal 1996, BARRA's wholly-owned Delaware subsidiary, BARRA International, Ltd., began to distribute, market and support BARRA's services and products in all other jurisdictions outside of the United States. Because of the sophisticated nature of BARRA's products and services, sales and client support personnel are generally required to have strong academic and financial backgrounds and to specialize in particular asset classes. Many of these professionals work out of the Company's Berkeley, California headquarters. The remainder are located in the Company's other US offices and in its non-US offices. Sales and client support professionals focus their selling efforts on both existing clients and institutions that are not currently subscribers for products and services. The Company views sales and client support as an integrated process, and a substantial portion of its sales are generated by its client support personnel.

The sales cycle for new clients of principal products and services is typically six to nine months, and most sales require one or more face-to-face meetings with the prospective client. Each new client is introduced to one or more client support specialist. Sales and client support specialists install the product and then work closely with clients to provide comprehensive ongoing service and support. Client support professionals provide intensive on-site training in the theories underlying each product and in the use of the product, telephone support and routine consulting services needed in connection with the use of certain products.

The sales of data products typically have shorter sales cycles and are made through the Internet, direct mail and telemarketing, in addition to direct sales force contacts and distribution via third parties.

CLIENTS

BARRA and its subsidiaries currently serve over 1,400 analytics and consulting clients and over 5,000 data product clients in over 33 countries. Clients include active and passive equity managers, fixed income managers, global managers, fund sponsors, pension and investment consultants, banks, insurance companies, broker/dealers, master trustees and private investors.

SIGNIFICANT SOURCES OF REVENUE

POSIT accounted for approximately $6,826,000, $8,960,000 and $10,553,000 or 9% of BARRA's total operating revenues for each of the last three fiscal years and Symphony accounted for approximately $3,328,000, $16,083,000 and $26,537,000 or 4%, 15% and 19% of BARRA's total operating revenues for fiscal 1996, 1997 and 1998, respectively. See "- Other Products and Services Available Through Strategic Relationships." Other than Symphony (and POSIT prior to the merger with RogersCasey), no entity or customer accounted for more than 10% of BARRA's total operating revenues in any of the last three fiscal years, and BARRA does not believe that the loss of revenue from any single source other than Symphony or POSIT would have a material adverse effect on BARRA.

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

Separate research, operations and software engineering groups support BARRA's business units in developing new models and products to address client needs. Because BARRA offers products across many geographic areas and many areas of specialization, if often must restrict its product development efforts to a limited number of products and operating platforms.

There can be no assurance, however, that efforts selected by BARRA will be successful or will achieve market acceptance. During fiscal 1996, fiscal 1997 and fiscal 1998, BARRA's expenditures for BARRA-funded product development were approximately $11,955,000, $17,200,000 and $19,000,000 representing 15%, 16% and
14% of total operating revenues, respectively. The cost of research and development efforts required to keep pace with technological changes may, at times, have a material adverse effect on BARRA's business, operating results or financial condition.

COMPETITION

The markets for financial risk management and valuation software and information services are competitive and are fragmented into many areas of specialization. BARRA presently competes across many geographic areas and many areas of specialization. Although competition exists for each of BARRA's individual product and service lines, BARRA believes that no single competitor is dominant in any of its principal markets and that none of its competitors presently competes across BARRA's entire range of products and services. Certain of BARRA's products compete with other products that offer levels of functionality different from those offered by BARRA's products or that are designed for a somewhat different group of end users. In the market for its analytics products, BARRA competes with other companies that have developed risk models, applications and databases. Currently, competition is greatest for BARRA's United States fixed income models and applications.

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

Symphony and the Asset Services group compete in the highly fragmented asset management industry. Symphony's assets under management represent less than 0.1% of total assets in the U.S.-based asset management industry, and no one firm dominates the industry. Barriers to entry are comparatively low in the industry because a few skilled individuals could set-up an asset manager in a relatively short period of time. BARRA believes that competitive factors at work in the asset management industry include product design and implementation, investment performance, client service and retention of key employees.

BARRA's consulting units compete in a fragmented industry offering various consulting services to pension funds, endowments, foundations and other fund sponsors. BARRA believes that competitive factors at work in the consulting industry include client service, industry reputation, research innovation and retention of key employees.

POSIT competes with other crossing systems. BARRA believes that the principal competitive factors for POSIT are transaction price and liquidity. Although BARRA believes that POSIT competes favorably with respect to these factors, there can be no assurance that POSIT will continue to succeed in its efforts.

The investment data products business is also intensely competitive and fragmented. For earnings estimate data, there are, however, only a few major global providers, including TED. Competition is focused on content, delivery medium, the ability to add value to data through integration and manipulation tools, and price.

VARIABILITY AND SEASONALITY OF OPERATING RESULTS

BARRA's analytics subscription business is done primarily through annual subscriptions that automatically renew unless cancelled. Annual subscription fees are recorded as revenues over each subscription period at the rate of 1/12th per month, so sales of subscriptions in any one month impact reported revenues evenly over the next twelve months. For this reason analytics subscription revenues are not normally subject to significant variability during a year. Clients have historically renewed their contracts at a high rate, but there is no assurance that such renewals will continue. Despite such renewals and the revenue recognition policies for subscriptions, BARRA has experienced variability of operating results from quarter to quarter, depending upon such factors as the trading volume of POSIT, the volume and timing of agreements with new clients, the completion of significant consulting engagements, annual salary adjustments in July, the timing and market acceptance of new products and technological advances by the Company or its competitors, foreign currency fluctuations, price levels and unexpected expenses.

In fiscal 1997 and 1998, significant variability in revenues and operating income has also come from the recording of performance-based fees from Symphony asset management accounts. To the extent that Symphony revenues depend on the performance and the timing of performance fees determination dates for the funds it has under management, additional variability may occur in the future. (See a further discussion of these fees under Part II, Item 7.)

Fees from BARRA's various consulting units are usually generated by non-recurring, project-type engagements that are completed in phases. Also included in these revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, consulting revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions.

These sources of variability are expected to continue for the foreseeable future.


PROPRIETARY RIGHTS AND LICENSES

BARRA relies on a combination of trade secret, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect
its rights in its software and data products.  BARRA holds no patents.   BARRA
has registered "BARRA" as a trademark in the United States and in foreign countries. The Company also has registered other trademarks in the United States and in foreign countries for certain product and services names, and also has registration applications pending for product and service names in the United States and foreign countries.

BARRA's products generally are licensed to end users on a periodic subscription basis pursuant to a nontransferable license. The licenses generally restrict the use of the products to the client's investment-related operations at a limited number of locations and for a maximum number of users or computer terminals. BARRA's products are generally licensed pursuant to signed subscription agreements. BARRA also permits access to certain of its products through the Internet pursuant to on-line licenses that are acknowledged by the licensee. The enforceability of such licenses has not yet been determined by the courts.

Although BARRA's license agreements restrict clients' disclosure to others of proprietary information contained in BARRA's products, it may be possible for unauthorized parties to copy aspects of BARRA's products or to obtain and use information that BARRA regards as proprietary. Moreover, the laws of certain foreign countries do not protect BARRA's proprietary rights in its products to the same extent as do the laws of the United States. In addition, some aspects of BARRA's products are not subject to intellectual property protection.

BARRA believes that, because use of most of its products requires access to BARRA's proprietary databases, trade secret and copyright protection are less significant factors in the protection of its proprietary rights than the knowledge, ability and experience of its employees, timely product enhancements and database updates, and availability and quality of its support and consulting services. BARRA believes that its products, processes and trademarks, including those obtained in recent acquisitions, do not infringe the intellectual property rights of third parties. However, there can be no assurance that the intellectual property acquired by BARRA in recent acquisitions will meet the warranties negotiated in such transactions or that third parties will not otherwise assert infringement claims in the future. In addition, competitors of BARRA may independently develop technology that is the same or similar to BARRA's or may obtain access to BARRA's proprietary technology. BARRA is frequently required to obtain licenses to the proprietary rights of data vendors or others, and there can be no assurance that such licenses will be made available on terms acceptable to the Company, if at all.

GOVERNMENT REGULATION

The financial services industry is subject to extensive regulation at the federal and state levels as well as by foreign governments. A change in or failure to comply with any applicable laws, rules or regulations could result in fines or penalties or suspensions or revocations of licenses or permits, any one of which could have a material adverse effect on the Company.

BARRA is currently registered as an investment adviser solely in the state of California but is seeking an exemption from the Securities and Exchange Commission ("SEC") to permit BARRA's federal registration under the Investment Advisers Act of 1940, as amended. BARRA RogersCasey Asset Services Group, Inc., BARRA RogersCasey, Inc., Symphony LLC and Symphony Inc. are solely registered as investment advisers under the Investment Advisers Act of 1940, as amended. As registered investment advisers such entities are required to meet certain financial criteria, including the maintenance of minimum net capital. In addition, as a result of such status, they are subject to certain obligations, fiduciary duties and prohibitions with respect to their operations, including their dealings with clients, to which they would not otherwise be subject. Such obligations, fiduciary duties and prohibitions include certain required disclosures to clients and potential clients, limitations on receipt of performance-based compensation, and restrictions with respect to transactions involving potential conflicts of interest. BARRA believes that it is in compliance with all rules and regulations applicable to it as a registered investment adviser. As Symphony and the Asset Services Group expand their operations, they may become subject to certain additional government regulatory requirements.

BARRA Analytics Securities, Inc. ("BAS") is currently registered as a broker/dealer with the SEC and is a member of the National Association of Securities Dealers, Inc. ("NASD"). As a registered broker/dealer BAS is required to meet certain financial criteria, including the maintenance of minimum net capital. In addition, as a result of such status, BAS will be subject to certain obligations, fiduciary duties and prohibitions with respect to its operations, including its dealings with clients, to which it would not otherwise be subject. Such obligations, fiduciary duties and prohibitions will include certain required disclosures to clients and restrictions with respect to transactions involving potential conflicts of interest.

BARRA estimates that approximately 8% of its total operating revenues are received from United States brokers who direct BARRA to provide institutional analytics products and services to designated money managers, fund sponsors and consultants using commissions generated by their advised accounts to obtain investment research and brokerage services. The funds used by United States brokers to pay for the services are referred to in the securities industry as
"soft dollars."   In addition, BARRA has a contractual relationship with
Standard & Poor's Securities, Inc. ("SPSI") that provides for the exclusive use of SPSI for soft dollar payment for BARRA products that make use of Compustat data supplied by an affiliate of SPSI. This practice is authorized by
Section 28(e) of the Exchange Act, which provides a safe harbor, under certain conditions, to money managers, fund sponsors and consultants who use the commission dollars of their advised accounts to obtain investment research and brokerage services. There is debate within the investment community concerning the purchase of goods and services with soft dollars, and this practice is regulated in the United States by the SEC pursuant to its authority under the Exchange Act and by the Department of Labor pursuant to its authority under the Employee Retirement Income Security Act of 1974, as amended. There can be no assurance that changes in these or other applicable state, federal or foreign laws or regulations will not restrict or prohibit BARRA from providing services to its clients in exchange for soft dollars. Such changes could cause the termination of the contract with SPSI and have other material adverse effects on the Company.

POSIT is considered a crossing network and is not currently registered as a stock exchange under Section 6 of the Exchange Act in reliance upon a "no action" letter in which the Staff of the SEC advised Jefferies that it would not recommend that the SEC take enforcement action to require such registration. As a result POSIT has not been registered with the SEC as an exchange, but ITG, as the licensee of POSIT, is required to register as a broker dealer and to provide the SEC with certain data on a regular basis and with prior notice of material changes to POSIT. In connection with a study by the staff of the SEC of the structure of United States equity markets and of the regulatory environment in which those markets operate, the SEC has adopted Rule 17a-23 which imposes additional record keeping and reporting requirements on most operators of automated trade execution systems, including ITG. In addition, certain of the securities exchanges have actively sought more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that the SEC or the United States Congress will not in the future seek to impose more stringent regulatory requirements on the operation of automated trade execution systems such as POSIT.

EMPLOYEES

As of March 31, 1998, BARRA and its subsidiaries employed a total of 696 persons. Of these employees, 505 were located in BARRA's offices in the United States and the remainder were located in BARRA's foreign offices on that date. Additionally, BARRA conducts business through independent consultants in Montreal and Brazil. BARRA has no long-term employment agreements with any of its employees. Except for BARRA's employees in France, who are members of a state-sponsored labor union, none of BARRA's employees is represented by a labor union. BARRA has experienced no work stoppage and believes that its employee relations are good.

ITEM 2.   PROPERTIES

BARRA's principal administrative, marketing and product development facility is located in Berkeley, California. BARRA occupies this facility under a lease that expires in June 2007, subject to eight consecutive five-year renewal options. In addition, the Company and its subsidiaries lease space for offices in San Francisco, New York, Darien, Edinburgh, London, Yokohama, Paris, Frankfurt, Singapore, Sydney, Hong Kong, Mexico City and Cape Town. (See Note 5 of Notes to the BARRA, Inc. Consolidated Financial Statements.)

ITEM 3.   LEGAL PROCEEDINGS

BARRA is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, BARRA does not believe that the results of any such matters will materially and adversely affect its financial condition or results of operations. (See Note 13 to Notes to the BARRA, Inc. Consolidated Financial Statements.)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its shareholders during the fourth quarter of the fiscal year ended March 31, 1998.


EXECUTIVE OFFICERS OF THE COMPANY

The names and certain information about the executive officers of BARRA, as of June 8, 1998, are as follows:


NAME                     AGE    POSITION
Andrew Rudd              48     Chairman and Chief Executive Officer of BARRA
Kamal Duggirala          39     President of BARRA
C.E. Beckers             46     President of BARRA International, Ltd.,
                                President of  Institutional Analytics Division
                                and Senior Vice President of BARRA
Robert L. Honeycutt      34     Chief Operating Officer of BARRA
James D. Kirsner         54     Chief Financial Officer of BARRA
Maria Louisa Hekker      36     General Counsel, Chief Legal Officer and
                                Secretary of BARRA
Andrew Huddart           37     President of Investment Data Products Division
                                and Senior Vice President of BARRA
Daniel Beck              44     Vice President of Business Development of BARRA
Ronald N. Kahn           41     Senior Managing Director of Research and Vice
                                President of BARRA
Claes Lekander           36     Senior Managing Director of Equity Product
                                Development and Vice President of BARRA


Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors or executive officers of the Company.

DANIEL BECK joined the Company's predecessor in 1978 as a Consultant. He became manager of BARRA's Fixed-Income Products in August 1983 and Director of Product Development in April 1985. Mr. Beck served as Vice President - Operations from April 1993 until April 1998, and as Vice President - Fixed Income from
August 1994 until April, 1998. In April 1998, Mr. Beck became Vice President of Business Development. Mr. Beck is a graduate of Ecole Nationale Superieure des Telecommunications and holds an M.B.A. in finance from the University of California, Berkeley.

C.E. BECKERS joined the Company's predecessor in 1981. Dr. Beckers was elected to the office of Senior Vice President of the Company in April 1993 and to the office of President of the Company's wholly-owned subsidiary, BARRA International, Ltd. (BARRA International), in February 1993. In addition, Dr. Beckers became President of BARRA's Institutional Analytics Division in 1998. Dr. Beckers has been a member of the Board of Directors of BARRA International since April 1994. Dr. Beckers also served as Senior Vice President of BARRA International from January 1990 to February 1993 and he was in charge of the Company's International Division from 1981 to 1990. Dr. Beckers has served on the faculty of K.U. Leuven (Belgium) since 1989. Dr. Beckers holds a Ph.D. in Finance from the University of California, Berkeley.

KAMAL DUGGIRALA was elected to the office of President on October 27, 1994. He joined the Company's predecessor in 1984 as a Junior Consultant and became Manager of Broker Products in 1985, Director of Broker/Dealer Services in 1988, and Vice President - Advanced Technology in 1993. Mr. Duggirala holds an M.S. in Operations Research and an M.B.A. in Finance from the University of California, Berkeley.

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

ANDREW HUDDART joined the Company as President of Investment Data Products and Senior Vice President in August 1997. Prior to joining BARRA, Mr. Huddart served in various capacities at Reuters America Inc. from 1993 until August 1997, most recently as Senior Vice President and head of Product Management. From 1983 to 1993, Mr. Huddart held various other positions with Reuters, including head of Marketing at Reuters, Italy and Product Group Manager in Reuters' International Marketing Department. Mr. Huddart is a graduate of the University of Leeds in Yorkshire, England where he received a B.A. in French and Management Studies.

RONALD N. KAHN joined the Company full-time as a Senior Consultant in the Research Group in September 1987. He was named Manager of Special Projects for the Research Group in March 1989 and Director of Research in July 1991.
Dr. Kahn was elected to the office of Vice President-Research by the Board of Directors of the Company in April 1993. Dr. Kahn holds a Ph.D. in Physics from Harvard University. In April 1998, Dr. Kahn became Senior Managing Director of Research of the Company.

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

CLAES LEKANDER joined BARRA in 1986 as manager for equity client servicing, where he served for several years. He became Director of Equity Services in 1992, and was named Vice President, Equity Manager Services in January 1997. Mr. Lekander holds a degree in Economics and Business Administration from the Stockholm School of Economics. He received his M.B.A. from the University of California, Berkeley, in 1985. In April 1998, Mr. Lekander became Senior Managing Director of Equity Product Development.

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

                                      PART II

ITEM 5.   MARKET FOR REGSTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

BARRA's common stock is listed on the NASDAQ National Market System (the "NMS") under the trading symbol "BARZ." This table displays the range of high and low trade prices for BARRA's common stock as reported on the NMS. All trade prices reflect a three-for-two stock split effective September 22, 1997.


FISCAL 1997    HIGH      LOW       FISCAL 1998    HIGH      LOW       FISCAL 1999    HIGH      LOW
1st Quarter    22.667    13.000    1st Quarter    22.000    16.333    1st Quarter    29.000    19.875
2nd Quarter    18.000    12.667    2nd Quarter    28.500    21.170    (through June 8, 1998)
3rd Quarter    18.667    15.500    3rd Quarter    29.625    23.250
4th Quarter    21.667    16.500    4th Quarter    28.500    22.000

At June 8, 1998 there were approximately 3,800 holders of BARRA's common stock. To date, BARRA has paid no cash dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon BARRA's capital requirements and financial condition and other relevant factors. The Board of Directors of BARRA does not intend to declare any dividends in the foreseeable future. On June 8, 1998 the closing price for BARRA on the NMS, as reported by the NMS, was $23.188.

ITEM 6.   SELECTED FINANCIAL DATA

The information on the inside cover of the 1998 Annual Report under the heading "Financial Highlights" regarding the Company's selected financial data required by this Item 6 is incorporated by reference. (See also Item 7 below in Part II of this Report.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the BARRA, Inc. ("BARRA" or the "Company") consolidated financial statements and related notes and with the selected financial data. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future. Each statement made in this discussion and analysis and elsewhere in this report containing any form of the words "anticipate," "expect," "believe," "estimate," "future" or "forward" or any future verb tense is a forward-looking statement that may involve a number of risk factors and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and other changes in the Company's industry; competitive factors such as rival products and price pressures both domestically and internationally; availability of adequate third-party data on reasonable terms and at reasonable prices; significant delays or excessive costs associated with product research, development and/or introduction; the loss of a large single revenue source; the investment performance and the timing of performance fee determination dates for the Company's asset management subsidiary; significant changes in trading volumes in the POSIT trading system; fluctuations in U.S. dollar exchange rates for non-U.S. currencies; changes in economic conditions in the countries where the Company does business; the ability of software and data to accommodate change dates after December 31, 1999; and the adoption of the euro currency. Further information and potential risk factors that could affect the Company's financial results are included through-out this Item 7 and in Item 1 of this Report.

GENERAL

GAT AND INNOSEARCH. As further described in Note 3 to the financial statements, on June 24, 1997, the Company completed the acquisition of a 100% equity interest in GAT and a majority ownership interest in Innosearch, an affiliate of GAT. GAT is a leading provider of fixed income analytics and related consulting services. The total purchase price of approximately $20 million included 704,589 shares of unregistered BARRA common stock valued at approximately $10 million, liabilities assumed of approximately $6 million, and cash and transaction costs of approximately $4 million. In February 1998, an additional $1 million was paid in connection with the acquisition of the remaining minority interest in Innosearch, which resulted in additional goodwill of approximately $.4 million. The acquisitions have been accounted for as a purchase, and the results of GAT and Innosearch are included in the accompanying consolidated financial statements from the date of acquisition only.

The cost of the acquisition has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This allocation resulted in tangible assets of approximately $3.8 million, capitalized software of approximately $1.2 million, purchased in-process technology of approximately $10 million, deferred tax assets of approximately $1.1 million and goodwill of approximately $3.9 million. The amount allocated to purchased in-process technology was immediately expensed. Goodwill from the acquisition is being amortized over 10 years.

THE ESTIMATE DIRECTORY ("TED") AND DIRECTUS. As further described in Note 3 to the financial statements, on October 9, 1997, BARRA (U.K.), Ltd., a wholly-owned subsidiary of the Company, completed the acquisition of the assets and assumption of certain liabilities of two businesses from Edinburgh Financial Publishing Limited ("EFP") and two of EFP's affiliates for a total purchase price of approximately $17.5 million. The two acquired businesses are The Estimate Directory, a database of analysts' earnings estimates, and Directus, a corporate directors equity trading information service. The total purchase consisted of approximately $12 million in cash, liabilities assumed of $5 million and transaction costs of $.5 million. The acquisition has been accounted for as a purchase, and the results of BARRA (U.K.), Ltd. are included in the accompanying consolidated financial statements from the date of acquisition only.

The cost of the acquisition has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed and resulted in goodwill of approximately $15.5 million which is being amortized over 20 years.

REDPOINT. - On June 17, 1998 the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities of Redpoint. Redpoint is a leading provider of integrated risk management solutions and enterprise-wide data management systems. Terms of the purchase required the Company to pay approximately $5.5 million in cash upon completion of the acquisition and up to an additional $12.5 million over a period of two years following the closing based upon the financial performance of the acquired assets. The acquisition will be accounted for using the purchase method of accounting. (See Note 14 of Notes to the Financial Statements.)

FOREIGN CURRENCY. BARRA, as an international corporation, generates revenues from clients throughout the world, maintains sales and representative offices world-wide and holds certain deposits and accounts in foreign currencies. BARRA's revenues are generated in both United States and non-U.S. currencies. BARRA's subscriptions in the United Kingdom and the European Community are priced in pounds sterling ("pounds") and European Currency Units ("ECUs"), respectively. Additionally, BARRA's consolidated subsidiary, BARRA International (Japan), Ltd. ("BARRA Japan"), generates revenues, has expenses and has assets and liabilities denominated in Japanese yen. All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. The Company has considered its exposures to foreign currency fluctuations and to this point has decided not to engage in hedging or managing exposures to foreign currency fluctuations through contracts for the purchase, sale or swapping of currencies. Accordingly, a strengthening of the U.S. dollar versus other non-U.S. currencies could have a material adverse affect on the Company's results of operations and financial condition.

For fiscal 1998 compared to fiscal 1997, the U.S. dollar strengthened against the yen and ECU and weakened against the pound. The resulting net effect of these movements in average exchange rates on operating revenues and net income was a decrease of approximately $1,400,000 and $200,000, respectively. For fiscal 1997 compared to fiscal 1996, there was a significant strengthening of the U.S. dollar against the yen while average exchange rates for pounds and ECU's remained relatively constant. The Company estimates that the impact of the declining value of the yen versus the U.S. dollar during fiscal 1997 accounted for a reduction of approximately $1,500,000 in consolidated revenues and approximately $150,000 in consolidated net income for the fiscal year ended March 31, 1997.

Because the functional currency of BARRA Japan is the yen, the translation gains and losses associated with the consolidation of its balance sheets at points in time are reported as part of shareholders' equity.

Under current operating arrangements in the countries in which BARRA does business, there are no restrictions upon the flow of funds from BARRA's foreign subsidiaries to the parent company.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total operating revenues represented by items in BARRA's consolidated statements of income for the fiscal years ended March 31:


                                                        1998      1997     1996
Operating Revenues:
Subscription and consulting fees                        70.7%     70.6%   81.6%
Electronic brokerage and information                     8.8       9.6     8.8
Asset management                                        20.5      19.8     9.6
--------------------------------------------------------------------------------
   Total operating revenues                            100.0%    100.0%  100.0%
--------------------------------------------------------------------------------
Operating Expenses:
Cost of subscription products                            5.3%      6.5%    7.9%
Compensation and benefits                               45.2      47.4    52.3
Rent expense                                             4.0       4.1     5.0
Other operating expenses                                18.2      18.4    19.8
--------------------------------------------------------------------------------
   Total operating expenses before one-time charges     72.7      76.4    85.0
One-time acquisition charges                             7.2       1.7       -
--------------------------------------------------------------------------------
   Total operating expenses                             79.9%     78.1%   85.0%
--------------------------------------------------------------------------------
Interest Income and Other                                1.4%      2.0%    1.7%
--------------------------------------------------------------------------------
Income Before Equity in Net Income and Loss of
Investees, Minority Interest, and Income Taxes          21.5%     23.9%   16.7%
Equity in Net Income and Loss of Investees              (0.3)     (0.1)   (0.9)
Minority Interest                                       (6.2)     (1.4)   (0.3)
--------------------------------------------------------------------------------
Income Before Income Taxes                              15.0%     22.4%   15.5%
Income Taxes                                            (9.2)     (9.5)   (6.6)
--------------------------------------------------------------------------------
Net Income                                               5.8%     12.9%    8.9%


OPERATING REVENUES

SUBSCRIPTION AND CONSULTING FEES. Subscription and consulting fees consist of subscription fees for BARRA's software products, including subscriptions to BARRA's earnings estimates and other investment data products, and revenues from other sources related to the institutional analytics business (which include timesharing revenues, seminar revenues and other recurring and one-time fees); and annual retainer and project fees for consulting services provided to pension plan sponsors, investment managers and others. A summary of the components of this revenue is as follows:



                                        FISCAL 1998                   FISCAL 1997             FISCAL 1996
                                              % CHANGE FROM                 % CHANGE FROM
                                   $(000)    PRIOR FISCAL YEAR   $(000)    PRIOR FISCAL YEAR    $(000)
                                   ------    -----------------   ------    -----------------    ------
 Analytics and data subscriptions  71,252         39.4           51,106          22.0           41,889
 Other analytics related            6,136         (6.3)           6,550         (22.1)           8,403
 Consulting                        19,772         21.2           16,319          25.8           12,975
                                   ------         ----           ------          ----           ------
      Total                        97,160         31.3           73,975          16.9           63,267
                                   ------         ----           ------          ----           ------
                                   ------         ----           ------          ----           ------

Analytics subscriptions are for BARRA's software and investment data products, including related data updates. The Company generally bills and collects fees on an annual basis, but recognizes the income 1/12th per month over each year of the subscription period. Fiscal 1998 revenues shown above include subscription and related fees of $7,702,571 from acquisitions completed during the year. In addition to revenue from the acquisitions, the growth in annual subscription fees continues to be generated from a combination of both obtaining new clients as well as increasing revenues from existing customers through the introduction of new products and services. For fiscal 1998 compared to fiscal 1997, annual subscription fees for the US and non-US markets increased approximately 46% and 32%, respectively. Excluding revenues from current year acquisitions, subscription fees for the US and non-US markets increased 26% and 23%, respectively. For fiscal 1997 compared to fiscal 1996, annual subscription fee revenue for the US and non-U.S. markets increased approximately 25% and 20%, respectively. For both markets, revenue growth primarily came from equity models and related data reflecting the continued success of Aegis products. Various new single country and global versions of this equity analytics system have been introduced continuously since July 1995. Fixed income product sales also contributed, primarily to the non-US increase, as a result of sales of the global version of the BARRA COSMOS System-TM-, which was introduced in May 1996. Increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions.

Revenues from other sources related to the institutional analytics business include timesharing revenues, seminar revenues and other recurring and one-time fees. The decline in the relative and absolute amounts of this component of revenue reflects lower timeshare revenues as a result of converting clients to in-house computers for running BARRA's products as well as moving from variable to fixed-fee subscription arrangements for such services on US fixed income products. Declines in analytics-related one-time fees also contributed to the decrease as a result of a de-emphasis on such revenue opportunities.

Consulting fees consist of services delivered by BARRA's Investment Analytics, Sponsor Services and Strategic Services business groups. Investment Analytics consulting services delivers research, valuation and risk management solutions for clients principally involved with fixed income financial instruments. Sponsor Services delivers services to pension plan sponsors which are usually recurring retainer-based fee arrangements. Strategic Services delivers consulting services to money managers, which are usually nonrecurring, project-type engagements that are completed in phases. Also included in Strategic Services revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, Strategic Services revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions. The increase in total consulting revenues from fiscal 1998 over fiscal 1997 includes $1,354,182 of consulting revenues from Investment Analytics generated from businesses acquired in the current year. Excluding consulting revenues from acquired businesses, total consulting revenues increased approximately $2,099,000 or 12.9% reflecting growth in both retainer and one-time project fees offset in part by a decline in the amount of fees from strategic transactions of approximately $600,000. The increase in consulting revenues from fiscal 1997 compared to fiscal 1996 was driven almost equally between growth in retainer-based fee clients and one-time project revenues including a strategic transaction fee in fiscal 1997 that accounted for approximately 6% of the total consulting fees.

ELECTRONIC BROKERAGE AND INFORMATION. Electronic brokerage and information revenues increased $2,119,051 or 21.0% in fiscal 1998 over fiscal 1997 and $3,198,437 or 46.9% in fiscal 1997 compared to fiscal 1996. Electronic brokerage and information revenues consists principally of license fees from POSIT. BARRA's revenues from POSIT are derived from commissions generated by the trading volume in the system. Shares traded in the system were 3.6 billion,
3.3 billion and 2.3 billion, for calendar years ended December 31, 1997, 1996, and 1995, respectively. POSIT revenue increases reflect higher trading volumes attributed to increased numbers of users of the system as well as greater usage of the system by its major participants.

Bond Express, a provider of subscription-based bond offering information, was consolidated with BARRA's results of operations beginning in June 1997. Revenues from Bond Express included in electronic brokerage and information revenues were $1,588,342 and $1,064,294 for fiscal 1998 and 1997, respectively.

ASSET MANAGEMENT. Asset management revenues increased $7,311,381 or 35.2% in fiscal 1998 over fiscal 1997 and $13,288,308 or 177.8% in fiscal 1997 compared to fiscal 1996. Asset management revenues consist of business from both Symphony and the Asset Services group (which provides customized multi-manager programs).

Symphony's revenues consist primarily of asset management fees, which are a fixed percentage of asset value, and performance fees, which are based on the performance over a benchmark for each account. Symphony's total revenues were $26,536,612 for fiscal 1998, $16,082,688 for fiscal 1997 and $3,327,651 for fiscal 1996. Performance fees included in total revenues were $14,703,293, $11,558,377 and $548,218 for the 1998, 1997 and 1996 fiscal years, respectively. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of the first year of the contract and on each subsequent annual anniversary date thereafter. The increase in performance fees over the last three fiscal years is the result not only of investment performance in excess of benchmarks, but the fact that assets under management that are subject to performance fees have grown significantly.

As of the beginning of fiscal 1999, Symphony had approximately $2.2 billion of assets under direct management (an increase of 83% over the beginning of fiscal
1998) of which $1.4 billion are managed under agreements that provide for performance fees in addition to a base management fee (an increase of 75% over the beginning of fiscal 1998). Symphony also managed approximately $.8 billion in assets under sub-advisory and other non-discretionary accounts as of the beginning of fiscal 1999.

Symphony's future revenues will depend, in some cases to a great extent, on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

REVENUES FROM NON-U.S. CUSTOMERS. The percentage of BARRA's total operating revenues derived from non-US customers represented 32.7%, 31.9% and 38.9% in fiscal years 1998, 1997 and 1996, respectively. The percentage of BARRA's subscription and consulting revenues (total revenues excluding electronic brokerage and asset management revenues) derived from non-US customers was 46.3%, 45.2% and 47.8% for the same periods, respectively. Increases in the percentage of revenue from foreign customers in fiscal 1998 compared to fiscal 1997 reflects growth in non-US revenues including the impact of revenues from the acquisition of TED (which are primarily from non-US customers). Decreases in the percentage of revenue from foreign customers in fiscal 1997 compared to fiscal 1996 reflect increases in US consulting revenues combined with the impact of a stronger U.S. dollar versus the Japanese yen.

OPERATING EXPENSES

COST OF SUBSCRIPTION PRODUCTS. Cost of subscription products consists of computer access charges, data costs, BARRA's computer leasing expenses, and seminar expenses. This component of operating expenses has increased $392,323 or 6% in fiscal 1998 over fiscal 1997 and $716,176 or 12% in fiscal 1997 over fiscal 1996. Excluding the impact of businesses acquired in fiscal 1998, costs of subscription products decreased $443,826 from fiscal 1997. The decrease in fiscal 1998 compared to fiscal 1997 reflects higher data costs offset by lower outside computer costs as a result of lower contract costs for such services. Increases in fiscal 1997 over fiscal 1996 are primarily due to increased data, computer access and outside computer service costs associated with new and existing BARRA services. The Company anticipates that data and computer access costs will continue to increase into the future as BARRA's demands for new and expanded data sources and delivery channels increase in order to meet product development, enhancement and market needs.

COMPENSATION AND BENEFITS. Compensation and benefits increased $12,478,072 or 25.1% in fiscal 1998 over fiscal 1997 and $9,094,571 or 22.4% in fiscal 1997 over fiscal 1996. Excluding compensation and benefits from business acquired during fiscal 1998, compensation and benefits increased $6,408,642 or 12.9% from fiscal 1997.

Excluding compensation and benefits from businesses acquired during fiscal 1998, these annual increases are in part attributable to growth in the number of full-time employees, which increased approximately 8% in fiscal 1998 over fiscal 1997 and 8% in fiscal 1997 over fiscal 1996. Increases in group insurance costs and other related employee benefits have also contributed to increases in each of the past three years.

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

RENT EXPENSE. Rent expense increased $1,198,663 or 28.1% in fiscal 1998 over fiscal 1997 and $393,113 or 10.2% in fiscal 1997 over fiscal 1996. Excluding rent expense from businesses acquired during fiscal 1998, rent expense increased $736,153 or 17%. Excluding the impact of acquired business on rent expense in fiscal 1998, the increase in rent expense for fiscal 1998 over fiscal 1997 is the result of additional rental costs and related leasehold improvements for office expansions completed in Berkeley, San Francisco, New York and Connecticut during the fiscal year. In addition to the increased costs from the 1998 changes, it is anticipated that there will be increased costs associated with the relocation of the Company's offices in London in April 1998 as well as further expansion planned in September 1998 for the Company's Berkeley headquarters.

OTHER OPERATING EXPENSES. Other operating expenses increased $5,740,442 or 29.8% in fiscal 1998 over fiscal 1997 and $3,871,287 or 25.2% in fiscal 1997 over fiscal 1996. Excluding other operating expenses from business acquired during fiscal 1998, other operating expenses increased $2,681,006 or 13.9%. Other operating expenses include: travel; office; maintenance; depreciation; amortization; marketing; advertising; outside legal and accounting services; data and other expenses related to the asset management operations; and other corporate expenses.

Excluding the impact of acquired businesses on other operating costs for fiscal 1998, the increase in other operating expenses compared to fiscal 1997 resulted from increases in data costs related to the asset management business (which are in part a function of certain asset management revenues); increases in foreign exchange losses associated with strengthening of the U.S. dollar versus certain foreign currencies; and other general increases in travel and entertainment, advertising and marketing, insurance and taxes and licenses associated with office expansions and increases in sales.

The increase in other operating expenses from fiscal 1997 over fiscal 1996 was predominantly the result of higher external development costs associated with information systems upgrades and higher data costs at Symphony. Other increases in travel, computer and office equipment, outside printing and documentation and insurance related expenses were reflective of, and consistent with, the general growth of BARRA's business and the costs of supporting a larger client base. The consolidation of Bond Express also contributed approximately $1,000,000 to the increase during fiscal 1997.

ONE-TIME ACQUISITION CHARGES. One-time acquisition charges of $9,914,000 represent purchased in-process research and development in connection with the acquisition of GAT and Innosearch on June 24, 1997. The portion of the purchase price allocated to purchased in-process technology was determined based on a valuation study completed shortly after the closing of the acquisition. The portion of the purchase price allocated to purchased technology was immediately expensed.

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

INTEREST INCOME AND OTHER. Interest income and other decreased $244,956 or 11.5% in fiscal 1998 over fiscal 1997 and increased $808,769 or 61.6% in fiscal 1997 over fiscal 1996. The decrease in fiscal 1998 compared to fiscal 1997 is the result of lower dividend income and interest earnings on notes receivable. The increase in fiscal 1997 over fiscal 1996 is the result of increases in cash and cash equivalents generated from operations that are available for investment as well as a reduction in interest expense due to the repayment of all outstanding RogersCasey indebtedness subsequent to the merger and higher recorded gains on marketable securities.

EQUITY IN NET INCOME AND LOSS OF INVESTEES. Net losses from BARRA's joint ventures and other strategic relationships now represent primarily BARRA's share of losses from its Global POSIT joint venture and, beginning in fiscal 1998, Data Downlink Corporation. The losses decreased in fiscal 1997 from fiscal 1996 primarily as a result of non-recurring losses incurred by the Company in prior years in connection with interests in certain joint ventures that have since been terminated.

MINORITY INTEREST. Minority interest represents the net sum of the Company's share of Bond Express LP's net loss and, beginning with the fourth quarter of fiscal 1997, the profit interest of the Symphony principals. (See above "Operating Expenses - Compensation and Benefits.") The increases in fiscal 1998 and 1997 are the result of profits from the Symphony business.


NEW ACCOUNTING STANDARDS.

In fiscal 1997, the FASB issued SFAS No. 130, "Comprehensive Income," which will be adopted by the Company in the first quarter of fiscal 1999. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The Company anticipates that SFAS No. 130 will not have a material impact on its consolidated results of operations or financial position.

In fiscal 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be adopted by the Company in the first quarter of fiscal 1999. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers.

In fiscal 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which will be adopted by the Company in the first quarter of fiscal 1999. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company anticipates that SOP 97-2 will not have a material impact on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES. Cash and cash equivalents, short-term investments and investments in municipal debt securities available-for-sale totaled $48,232,912 at March 31, 1998, representing an increase of $6,656,494 from March 31, 1997. In addition, the Company has a commitment from a bank for an unsecured short-term line of credit of up to $5 million, of which no amounts have been, or are presently anticipated to be, drawn down.

BARRA believes that its cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet its cash requirements for capital expenditures and other cash needs for ongoing business operations.

PRINCIPAL FINANCIAL COMMITMENTS. As of June 8, 1998, the Company's principal financial commitments consisted of obligations under operating leases and contracts for the use of computer and office facilities and the initial cash consideration related to the acquisition of Redpoint. The Board of Directors has also authorized the repurchase of up to $2,000,000 of the Company's common stock and has authorized up to $10,000,000 in funds as "seed" investments for new asset management products developed by Symphony or the Asset Services group.

YEAR 2000

It is widely anticipated that potential problems could occur after December 31, 1999 with computer systems or any equipment with computer chips which use year dates that have been stored as just two digits. On January 1, 2000, any clock or date recording mechanism, including date-sensitive software, which uses only two digits to represent a year, may recognize a two digit date (e.g., "00") as referring to the twentieth century (e.g., "1900") rather than the twenty-first century (e.g., "2000"), which could in turn result in system failure or miscalculations.

To address the Year 2000 issue in the Company's products and internal systems, the Company has assembled a team of internal and external information technology professionals to review each of its applications and programs to identify those that contain two-digit year codes. The Company has also begun coordination with other entities, including vendors that provide data for the Company's investment anayltics software, to assess their Year 2000 compliance efforts and the Company's exposure to any non-compliance by such vendors. The Company is assessing the amount of programming required to upgrade or replace each of the affected applications or programs with the goal of completing all relevant software remediation and testing by the end of the calendar year 1998. The Company anticipates continuing its general Year 2000 compliance efforts through 1999.

Based upon current information, the Company believes that its expenditures for outside services relating to its Year 2000 compliance efforts, excluding hardware, in fiscal 1998 and through the project's completion will be approximately $1.5 million. Costs incurred relating to this project are being expensed by the Company during the period in which they are incurred. The Company's expectations about future costs associated with the Year 2000 issue and about the target date for completion of software remediation and testing are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount and timing of future costs include: the success and timeliness of the Company in identifying products, applications and internal software that contain two-digit year codes, the nature and amount of programming required to upgrade or replace each of the affected applications or programs, the rate and magnitude of related labor and consulting costs, and the success and timeliness of the Company's external counterparties and suppliers in addressing the Year 2000 issue.

EUROPEAN MONETARY UNION ("EMU")

It is also anticipated that potential problems could arise when the EMU replaces certain European currencies with the "Euro". That replacement is expected to occur by January 1, 1999. To address the Euro issue, the Company has assembled a team of technology and finance professionals to review its applications and programs that use European currency data. This team has also begun coordinating with external vendors and service providers to assess their Euro compliance efforts.

Based upon current information, the Company believes that it's expenditures for outside services relating to its Euro compliance will be approximately $.5 million for fiscal 1998. Costs associated with modifications necessary to prepare for the EMU are being expensed by the Company during the period in which they are incurred. The Company's expectations for future costs associated with and timely resolution of all Euro issues are subject to uncertainties that could cause actual results to differ materially from the projections set forth above. Factors that could influence the amount and timing of such costs include: the success and timeliness of the Company in identifying products, applications and internal software containing European currency data, the nature and amount of programming and research required to upgrade or replace each of the affected products and programs, the rate and magnitude of related labor and consulting costs, and the success of the Company's external vendors and service providers in addressing the Euro issue.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

Because of rapid technology changes in the computer and software industry, the Company's future revenues will depend on its ability to develop or acquire new products and enhance its existing products on a timely basis to keep pace with innovations in technology and support a range of changing computer software, hardware platforms and customer preferences. Lack of market acceptance or significant delays in product development could result in a loss of competitiveness of the Company's products, with a resulting loss of revenues.

The Company has been involved in merger and acquisition transactions. These transactions have been motivated by many factors including the desire to obtain new technologies, the desire to expand and enhance the Company's product and service lines, and the desire to attract personnel. Growth through acquisition has several identifiable risks, including risks related to integration of the previously distinct businesses into a single unit, the substantial management time devoted to such activities, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies), and issues related to product transition.

The Company's operating expenses are partially based on its expectations regarding future revenue. The Company's consolidated results of operations may be adversely affected if revenue does not materialize in a quarter as anticipated. Since expenses are usually committed in advance of revenues, and because only a small portion of expenses vary with revenue, the company's consolidated results of operations may be impacted significantly by lower revenues which could be attributable to various factors and could affect quarter to quarter comparisons. In addition, a substantial portion of the Company's revenues are earned pursuant to fixed price software subscription licenses. Variances in costs associated with those licenses could have a material adverse affect on the Company's business, financial condition, and results of operations.

The Company is dependent on the efforts of its senior management, its research and development staff, and a number of other key management, sales, support, technical and services personnel. To the extent the Company is not able to retain, attract, train, and motivate highly skilled employees, directly or through acquisition, who are able to provide services that satisfy customer expectations, the Company's business and consolidated results of operations would be adversely affected.

The Company expects that international revenues will continue to account for a significant portion of its total revenues. The Company's operations involve a number of risks normally associated with such operations including, among other things, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriations of earnings, reduced protection of intellectual property rights, the impact of possible recessionary environments in economies outside the US, difficulties in managing foreign operations, political and economic instability, unexpected changes in regulatory requirements and tariffs, and other trade barriers. Currency exchange fluctuations in countries in which the Company does business could also materially adversely affect the Company's business, consolidated financial condition, and consolidated results of operations.

The Company's operations are dependant on its ability to protect its equipment and the information stored in its databases against damage by fire, earthquake, or other natural disaster, power loss, telecommunications failures, unauthorized intrusion, and other catastrophic events. The Company believes it has taken measures to reduce the risk of interruption in its operations. However, there can be no assurance that these measures are sufficient. Any damage or failure that causes interruptions in the Company's operations could have a material adverse affect on its business, consolidated financial condition, and consolidated results of operations.

Due to the foregoing, as well as other factors, past financial performance should not be considered an indicator of future performance. In addition, the Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price. Any change in revenues or operating results below levels expected by securities analysts for the Company, and the timing of the announcement of such shortfalls, could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
BARRA, Inc.
Berkeley, California

We have audited the accompanying consolidated balance sheets of BARRA, Inc. (the "Company") and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BARRA, Inc. and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
-------------------------
April 24, 1998 (June 17, 1998 as to Note 14)


CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1998 AND 1997                        1998              1997
                                                     ----              ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $  33,673,314     $  25,831,118
Short-term investments                             8,294,394         5,421,841
Investment in municipal debt securities-
  available for sale                               6,265,204        10,323,459
Accounts receivable:
     Subscription and other (Less allowance
       for doubtful accounts of $169,183 and
       135,732)                                   18,152,071        13,414,937
     Asset management                              2,449,324         2,107,638
     Related parties                               3,855,057         3,017,164
Notes receivable                                           -         5,419,474
Prepaid expenses                                   1,965,819           400,187
--------------------------------------------------------------------------------
     Total current assets                         74,655,183        65,935,818
--------------------------------------------------------------------------------

INVESTMENTS IN UNCONSOLIDATED COMPANIES            2,128,532           445,644
PREMISES AND EQUIPMENT:
     Computer and office equipment                16,447,653        12,432,023
     Furniture and fixtures                        5,006,947         3,064,574
     Leasehold improvements                        6,677,300         2,503,776
--------------------------------------------------------------------------------
          Total premises and equipment            28,131,900        18,000,373
    Less accumulated depreciation and
      amortization                               (13,513,701)       (9,739,519)
--------------------------------------------------------------------------------
                                                  14,618,199         8,260,854
DEFERRED TAX ASSETS                                2,282,522         1,038,374
COMPUTER SOFTWARE
     (Less accumulated amortization of
       $1,051,275 and $548,263)                    1,544,704          536,442
OTHER ASSETS                                       1,463,824         1,219,350
GOODWILL AND OTHER INTANGIBLES
     (Less accumulated amortization of
       $3,215,801 and $1,585,124)                 24,767,142        6,764,619
--------------------------------------------------------------------------------
TOTAL                                          $ 121,460,106     $  84,201,101
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                               $   2,223,129     $   2,748,572
Due to related party                               1,079,199           707,266
Accrued expenses payable:
     Accrued compensation                          9,663,688         7,186,875
     Accrued corporate income taxes                4,884,113         3,533,677
     Other accrued expenses                        7,211,705         5,761,211
Shareholder notes payable                                  -           239,611
Unearned revenues                                 22,160,710        12,427,274
--------------------------------------------------------------------------------
    Total current liabilities                     47,222,544        32,604,486
--------------------------------------------------------------------------------

Long-Term Liabilities:
Deferred tax liabilities                           1,486,362           768,352
Shareholder notes payable                                  -           473,411
--------------------------------------------------------------------------------
      Total  long-term liabilities                 1,486,362         1,241,763
--------------------------------------------------------------------------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY          2,000,217         1,981,002
SHAREHOLDERS' EQUITY:
Preferred stock, no par; 10,000,000 shares
  authorized; none issued and outstanding
Common stock, no par; 40,000,000 shares
  authorized; 13,675,388 and 12,625,971
  shares issued and outstanding                   27,831,335        12,878,186
Retained earnings                                 43,875,659        35,967,057
Foreign currency translation adjustment             (956,011)         (471,393)
--------------------------------------------------------------------------------
     Total shareholders' equity                   70,750,983        48,373,850
--------------------------------------------------------------------------------
TOTAL                                         $  121,460,106     $  84,201,101
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 The accompanying notes are an integral part of the
                    BARRA, Inc. Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                    1998              1997             1996
                                                    ----              ----             ----
OPERATING REVENUES:
Subscription and consulting fees               $  97,159,573     $  73,974,590     $ 63,267,499
Electronic brokerage and information              12,143,142        10,024,091        6,825,654
Asset management                                  28,074,612        20,763,231        7,474,923
-----------------------------------------------------------------------------------------------
   Total operating revenues                      137,377,327       104,761,912       77,568,076
-----------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Cost of subscription products                      7,266,183         6,873,860        6,157,684
Compensation and benefits                         62,143,333        49,665,261       40,570,690
Rent expense                                       5,461,718         4,263,055        3,869,942
Other operating expenses                          24,993,548        19,253,106       15,381,819
One-time acquisition charges                       9,914,000         1,756,189             -
-----------------------------------------------------------------------------------------------
   Total operating expenses                      109,778,782        81,811,471       65,980,135
-----------------------------------------------------------------------------------------------

INTEREST INCOME AND OTHER                          1,876,915         2,121,871        1,313,102
-----------------------------------------------------------------------------------------------
INCOME BEFORE EQUITY IN NET INCOME AND LOSS
OF INVESTEES, MINORITY INTEREST, AND INCOME
TAXES                                             29,475,460        25,072,312       12,901,043

EQUITY IN NET INCOME AND LOSS OF INVESTEES          (376,725)         (106,013)        (674,035)

MINORITY INTEREST                                 (8,438,143)       (1,419,125)        (211,525)
-----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                        20,660,592        23,547,174       12,015,483
INCOME TAXES                                     (12,751,990)      (10,001,721)      (5,146,227)
-----------------------------------------------------------------------------------------------
NET INCOME                                     $   7,908,602     $  13,545,453     $  6,869,256
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Net Income Per Share:
   Basic                                                $.59             $1.08             $.56
   Diluted                                              $.55              $.97             $.52
Weighted Average Common and Common
  Equivalent Shares:
   Basic                                          13,300,198        12,524,678       12,350,849
   Diluted                                        14,264,565        14,002,355       13,226,472


                 The accompanying notes are an integral part of the
                    BARRA, Inc. Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                    1998              1997             1996
                                                    ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $   7,908,602     $  13,545,453     $  6,869,256
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Equity in net income and loss of investees       376,725           106,013          674,035
    Minority interest                              8,438,143         1,419,125          211,525
    Depreciation and amortization                  5,106,295         3,229,319        1,706,741
    Amortization of computer software                541,193           386,265          281,065
    Dividends received from investee                       -          (226,583)        (207,920)
    Gains on marketable securities                  (573,000)         (455,832)        (330,763)
    One-time acquisition charges                   9,914,000           448,426             -
    Other                                            (28,531)         (153,065)        (846,469)
Changes In:
    Accounts receivable - Subscription and other  (3,308,280)       (3,630,374)      (1,161,102)
    Accounts receivable - Asset management          (341,686)       (1,206,231)               -
    Accounts receivable - Related parties           (837,893)         (340,503)         314,448
    Prepaid expenses                                (469,044)          281,639          440,434
    Other assets                                    (178,755)         (719,984)        (571,982)
    Accounts payable, due to related party
      and accrued expenses                         4,149,545         6,460,594        3,668,027
    Unearned revenues                              2,359,051            86,162        1,840,555
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities         33,056,365        19,230,424       12,887,850
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (8,857,657)       (3,671,299)      (2,112,568)
Short-term investments sold (purchased) - net     (2,299,553)       (1,454,491)       2,759,418
Sale (purchase) of  municipal debt
  securities - available for sale, net             4,058,255       (10,323,459)               -
Exercise of BARRA Japan options                            -                 -          156,969
Purchase of Japanese model rights                          -                 -       (4,447,280)
Acquisitions - cash paid                         (14,491,154)                -                -
Investments in unconsolidated companies           (1,852,888)         (874,746)               -
Dividends received                                         -           226,583          207,920
Notes receivable (issued) repaid                   5,419,474         1,804,869       (1,600,000)
Other investing activities, net                            -           190,155           73,002
-----------------------------------------------------------------------------------------------
Net cash used in investing activities            (18,023,523)      (14,102,388)      (4,962,539)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments to minority shareholders            (8,403,446)                -                -
Repayments of notes payable and lines of credit     (713,022)       (2,138,294)               -
Proceeds from bank borrowings                              -                 -        1,038,480
Proceeds from sale of common stock                 2,739,878         1,164,973        1,045,113
Common stock repurchased                            (814,056)         (816,960)      (3,558,473)
-----------------------------------------------------------------------------------------------
Net cash used in financing activities             (7,190,646)       (1,790,281)      (1,474,880)
-----------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS          7,842,196         3,337,755        6,450,431
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    25,831,118        22,493,363       16,042,932
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $  33,673,314     $  25,831,118     $ 22,493,363
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

OTHER CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                   $      64,209     $      95,133     $   177,167
    Income taxes                                   6,947,963         7,830,285       4,371,168

Non-cash investing transactions  - See Notes 3 and 8.

                 The accompanying notes are an integral part of the
                    BARRA, Inc. Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                                                       FOREIGN
                                             COMMON STOCK             UNAMORTIZED      CURRENCY                      TOTAL
                                           ----------------------       DEFERRED     TRANSLATION     RETAINED    SHAREHOLDERS'
                                            SHARES       AMOUNT       COMPENSATION    ADJUSTMENT     EARNINGS        EQUITY
                                          ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                   12,312,696   12,618,033        (94,526)       397,815     15,552,348     28,473,670
Repurchase of Stock                         (360,000)  (3,558,473)                                                 (3,558,473)
Stock Issued                                 498,030    3,470,613                                                   3,470,613
Foreign Currency Translation Adjustment                                                (382,069)                     (382,069)
Deferred Compensation                                                     51,537                                       51,537
Net Income                                                                                           6,869,256      6,869,256
                                          ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                   12,450,726   12,530,173        (42,989)        15,746     22,421,604     34,924,534
Contractual Share Repurchases-
  RogersCasey                                      -     (800,691)                                                   (800,691)
Repurchase of Stock                           (3,414)     (16,269)                                                    (16,269)
Stock Issued                                 178,659    1,164,973                                                   1,164,973
Foreign Currency Translation Adjustment                                                (487,139)                     (487,139)
Deferred Compensation                                                     42,989                                       42,989
Net Income                                                                                          13,545,453     13,545,453
                                          ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                   12,625,971  $12,878,186    $         -      ($471,393)  $ 35,967,057   $ 48,373,850
Repurchase of Stock                          (28,194)    (814,056)                                                   (814,056)
Stock issued                               1,077,611   12,605,745                                                  12,605,745
Tax benefit from Option Exercises                       3,161,460                                                   3,161,460
Foreign Currency Translation Adjustment                                                (484,618)                     (484,618)
Net Income                                                                                           7,908,602      7,908,602
                                          ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                   13,675,388  $27,831,335    $         -      ($956,011)  $ 43,875,659   $ 70,750,983
                                          ------------------------------------------------------------------------------------
                                          ------------------------------------------------------------------------------------


                 The accompanying notes are an integral part of the
                    BARRA, Inc. Consolidated Financial Statements.

BARRA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:

NOTE 1 - THE COMPANY.

BARRA, Inc. ("BARRA" or the "Company") and its subsidiaries are engaged in integrated business activities that combine technology, data, software and services to help clients make investment and trading decisions. Subscription and consulting services consist of developing, marketing and supporting investment analytics and related consulting. Electronic brokerage and information services consist of the development and support of electronic trading and information systems. Asset management services consist of money management and investment strategy consulting. The Company's clients and target markets include investment managers, plan sponsors and consultants, brokers and dealers, insurance companies, banks, and other sophisticated institutional and private investors throughout the world.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of BARRA and its wholly-owned subsidiaries. Also included in the accompanying consolidated financial statements are the accounts of Bond Express LP ("Bond Express") and Symphony Asset Management, LLC ("Symphony LLC")
- See Note 3. All significant intercompany transactions and balances have been eliminated. Certain amounts previously reported have been reclassified to conform to the 1998 presentation.

STOCK SPLIT - In August 1997, the Company's Board of Directors declared a three-for-two stock split, payable in the form of a dividend of one share of the Company's common stock for every two shares owned by the stockholders. The stock split, which was effective September 22, 1997, resulted in the issuance of approximately 4.5 million additional shares of common stock from authorized but unissued shares. Accordingly, all share and per share data in the financial statements and related notes thereto have been adjusted to retroactively reflect the stock split.

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

SHORT-TERM INVESTMENTS include $5,939,584 at March 31, 1998 and $2,534,100 at March 31, 1997 invested in limited partnerships managed by Symphony LLC, the Company's registered investment adviser subsidiary. The limited partnerships hold both long and short positions in equity securities and at times buy and sell short-term market index instruments which the manager uses to hedge general market risk. The investment is recorded at its fair value and any unrealized gains or losses are included in interest income and other. Also included in short-term investments is a U.S. dollar equivalent of $2,354,810 at March 31, 1998, and $2,887,741 at March 31, 1997, invested in a Japanese yen-denominated mutual fund which is invested primarily in government and other bonds and certificates of deposit in Japan. The investment is recorded at cost which approximates its fair value.

INVESTMENTS IN MUNICIPAL DEBT SECURITIES - AVAILABLE FOR SALE are recorded at fair value which approximates cost. Interest on the securities is tax exempt and adjusts to market rates during designated interest reset periods which occur at least every month. While the securities have stated maturity dates ranging from December 1998 to November 2025, each security grants the investor the option to put the security back to the issuer during exercise periods which generally coincide with interest reset dates.

INVESTMENTS IN UNCONSOLIDATED COMPANIES are accounted for on the cost or equity method depending on the Company's ownership interest in the voting stock and upon its ability to exert significant influence over the investee's operations (see Note 9).

PREMISES AND EQUIPMENT are stated at cost. Computer and office equipment and furniture and fixtures have economic useful lives of five years and are depreciated using straight-line methods. Leasehold improvements are amortized using the straight-line method over the periods of the corresponding leases which range from five to ten years.

COMPUTER SOFTWARE that has been purchased is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over three years depending on the estimated useful life of the software. Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of a product. The establishment of technological feasibility and the ongoing assessment of the recoverability of costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

GOODWILL AND OTHER INTANGIBLES includes purchased goodwill and purchased model rights which are amortized over periods ranging from 10 to 20 years. (See Notes 3 and 6.) The Company evaluates impairment by comparing book value against the estimated undiscounted future operating cash flows of the underlying asset.

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

Asset management revenues are recognized ratably over the period that assets are under management except that portions of fees that are performance-based are recognized only at the performance measurement dates contained in the individual account management agreements.

Electronic brokerage and information revenues, which consist primarily of royalties based on trading volume of U.S. equities from the Portfolio System for Institutional Trading ("POSIT") joint venture, are recognized as trades are executed.

INCOME TAXES are provided at current rates. Deferred income taxes are computed based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

FOREIGN CURRENCY TRANSLATION - The functional currency of all non-US operations except BARRA International (Japan), Ltd., the company's wholly-owned Japan subsidiary ("BARRA Japan"), is deemed to be the US dollar. For these operations, assets and liabilities are translated into U.S. dollars using current exchange rates, and the translation adjustment effects are included in net income. The functional currency of BARRA Japan is the Japanese yen and, therefore, the effects of currency translation adjustments on its assets and liabilities are included as a component of shareholders' equity.

STOCK-BASED AWARDS to employees are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. (See Note 11.)

NET INCOME PER SHARE - In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted. Net income per share for each period is calculated by dividing net income by the weighted average shares of common stock outstanding during the period, and assuming dilution, net income is divided by the weighted average shares of common stock outstanding and potential common shares during the period. As a result, the 1997 and 1996 net income per share amounts have been restated to conform to the new standard. Potential common shares included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For all periods presented, the only difference between basic and diluted income per share is the inclusion of dilutive stock options in the denominator for purposes of calculating diluted income per share.

CONCENTRATION OF CREDIT RISK - The Company licenses its products and services to investment managers primarily in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the credit of its customers and does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Financial instruments which may potentially subject the Company to concentrations of credit risk consist principally of cash investments and short-term investments. The Company's investment policy limits investments to short-term, low-risk instruments.

NEW ACCOUNTING STANDARDS

In fiscal 1997, the FASB issued SFAS No. 130, "Comprehensive Income," which will be adopted by the Company in the first quarter of fiscal 1999. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The Company anticipates that SFAS No. 130 will not have a material impact on its consolidated results of operations or financial position.

In fiscal 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be adopted by the Company in the first quarter of fiscal 1999. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers.

In fiscal 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which will be adopted by the Company in the first quarter of fiscal 1999. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company anticipates that SOP 97-2 will not have a material impact on its consolidated financial statements.


NOTE 3 - BUSINESS COMBINATIONS AND OTHER CHANGES IN REPORTING ENTITIES.

YEAR ENDED MARCH 31, 1998:

GLOBAL ADVANCED TECHNOLOGY ("GAT") AND INNOSEARCH CORPORATION ("INNOSEARCH"): On June 24, 1997, the Company completed the acquisition of a 100% equity interest in GAT and a majority ownership interest in Innosearch, an affiliate of GAT. GAT is a leading provider of fixed income analytics and related consulting services. The total purchase price of approximately $19,904,000 included 704,589 shares of unregistered BARRA common stock valued at $9,866,000, liabilities assumed of $6,058,000, and cash and transaction costs of $3,980,000. In February 1998, an additional $1,000,000 was paid in connection with the acquisition of the remaining minority interest in Innosearch, which resulted in additional goodwill of $469,500. The acquisitions have been accounted for as a purchase, and the results of GAT and Innosearch are included in the accompanying consolidated financial statements from the date of acquisition only.

The cost of the acquisition has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This allocation resulted in tangible assets of $3,762,700 consisting principally of accounts receivable and premises and equipment, capitalized software of $1,217,000, purchased in-process technology of $9,914,000, deferred tax assets of $1,100,000 and goodwill of $3,910,300. The amount allocated to purchased in-process technology was immediately expensed. Goodwill from the acquisition will be amortized over 10 years.

THE ESTIMATE DIRECTORY ("TED") AND DIRECTUS: On October 9, 1997, BARRA (U.K.), Ltd., a wholly-owned subsidiary of the Company, completed the acquisition of the assets and assumption of certain liabilities of two businesses from Edinburgh Financial Publishing Limited ("EFP") and two of EFP's affiliates for a total purchase price of $17,411,727. The two businesses are TED, a database of analysts' earnings estimates, and Directus, a corporate directors equity trading information service. The total purchase consisted of $11,777,625 in cash, liabilities assumed of $4,896,652 and transaction costs of $737,450. The acquisition has been accounted for as a purchase, and the results of BARRA (U.K.), Ltd. are included in the accompanying consolidated financial statements from the date of acquisition only.

The cost of the acquisition has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed and resulted in goodwill of $15,536,065 which will be amortized over 20 years.

The following unaudited pro-forma information shows the results of operations for the years ended March 31, 1998, 1997 and 1996 as if these acquisitions had occurred at the beginning of each period presented and at the purchase prices established on the actual dates of acquisition. One-time acquisition charges of approximately $10 million were assumed to have been incurred on April 1, 1995 and are, therefore, included in the 1996 fiscal year for purposes of the pro-forma presentation.


                                          YEAR ENDED MARCH 31,
                                          --------------------
                                   1998           1997           1996
                                   ----           ----           ----
Operating revenues                 $142,479,154   $119,061,121   $90,511,376

Net income                         $16,980,657    $11,957,089    ($4,124,687)

Net income per share  - diluted    $1.18          $.81           ($.32)


The pro-forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had these acquisitions been acquired as of the above dates. In addition, the pro-forma results are not intended to be a projection of future results and do not necessarily reflect the financial impact of combining these acquired operations with BARRA's.

YEAR ENDED MARCH 31, 1997:

ROGERS, CASEY & ASSOCIATES, INC. ("ROGERSCASEY") - On July 24, 1996, BARRA merged with RogersCasey, a firm specializing in investment consulting to money managers and pension plan sponsors. All of the common stock and outstanding options of RogersCasey were exchanged for 722,046 shares of BARRA's common stock and 45,386 options on BARRA common stock. This merger was accounted for as a pooling-of-interests.

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

The Operating Agreement provided for a bonus to be paid to the principals of Symphony LLC equal to 25% of Symphony LLC profits (as defined in the Operating Agreement). This bonus was only in effect until the Class 2 interests were redeemed. In the quarter ended December 31, 1996, the Class 2 interests were redeemed and the bonus was replaced by a profits interest (the Class 3 interest) that started at 25% and grew to a maximum of 50% based on future levels of Symphony LLC operating income (as defined in the Operating Agreement). The Class 3 interest attained the maximum 50% profits interest in the quarter ended March 31, 1998.

As of April 1, 1997, the assets of a former unit of RogersCasey which managed approximately $600 million of private equity (non-marketable investments) were purchased by Symphony LLC. The Operating Agreement was amended to provide for the issuance of Class 5 and 6 interests to the Company in exchange for the assets sold. The Class 5 interest was issued at an amount equal to the book value of the assets purchased. The Class 6 interest provides a preferred distribution of the first $1 million in profits in the event the business is sold or otherwise liquidated.

The Company has consolidated the financial position and results of operations of Symphony LLC and separately recorded the Class 3 interest share of net assets and net income as a minority interest. The Class 3 interests share of profits was $8,422,661 and $1,787,073 for the years ended March 31, 1998 and 1997, respectively.

BOND EXPRESS - In August 1995, the Company committed to make a long-term loan of $2,100,000 to Bond Express at prime rate plus 1% (9.5% at March 31, 1998 and
1997), due in annual installments from August 2001 to May 2002. Bond Express is a distributor, on a subscription basis, of software and databases of fixed income security offering information from bond dealers. The loan agreement permits the Company, at its option, to convert the loan (when fully disbursed) into a controlling equity interest in Bond Express. In a related transaction, the Company purchased a 1% limited partnership interest in Bond

Express for $1,000. Pursuant to a Put/Call Agreement, under certain conditions, between August 1, 2000 and October 31, 2000 the Company has the right to call and the other owners have the right to put the remaining equity interest to the Company. At March 31, 1996, the Company had disbursed $1,600,000 under the loan agreement.

During the quarter ended June 30, 1996, the Company fully disbursed its remaining commitment on the loan which activated the Company's option to convert its' interest in Bond Express from debt to a 55% controlling equity interest. While this option has not been exercised, the Company believes that it has operational and financial control over Bond Express. Accordingly, since June 1, 1996, the Company has consolidated the financial position and results of operations of Bond Express using the purchase method of accounting. The difference between the Company's investment (principally its note receivable) and the net assets of Bond Express at June 1, 1996 of approximately $1.5 million has been recorded as goodwill and is being amortized over a period of 10 years. Bond Express had operating revenues of $161,624 and $963,055 and operating expenses of $421,870 and $1,498,892 for the two month period ended May 31, 1996 and year ended March 31, 1996, respectively. Goodwill arising from the consolidation, and including amounts carried over in the financial position of Bond Express related to a prior transaction, was $1,347,930 and $1,658,371 at March 31, 1998 and 1997 (net of accumulated amortization of $793,582 and $483,140 at March 31, 1998 and 1997, respectively). The minority interest's share of net assets and net losses is included in minority interest in the consolidated financial statements.

NOTE 4 - INCOME TAXES.

The provision for income taxes for the years ended March 31, 1998, 1997 and 1996 consists of the following:


                                          1998         1997          1996
                                          ----         ----          ----
CURRENT:
Federal                                $10,581,887  $ 6,024,179    $3,646,627
State                                      106,887    1,280,149       836,587
Foreign                                  1,489,354    2,499,334     1,466,755
                                       -----------  -----------    ----------
Total current                           12,178,128    9,803,662     5,949,969
                                       -----------  -----------    ----------

DEFERRED:
Federal                                    346,232      217,405      (686,120)
State                                       38,470           --            --
Foreign                                    189,160      (19,346)     (117,622)
                                       -----------  -----------    ----------
Total deferred                             573,862      198,059      (803,742)
                                       -----------  -----------    ----------

TOTAL TAX PROVISION                    $12,751,990  $10,001,721    $5,146,227
                                       -----------  -----------    ----------
                                       -----------  -----------    ----------


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


                                                          1998         1997
                                                          ----         ----
DEFERRED TAX ASSETS:
Accrued vacation pay not currently deductible          $432,061      $368,052
Other accrued expenses not deductible                   346,805       200,624
State income taxes                                           --       228,274
Differing tax years of equity investee                       --       192,298
Deferred rent                                           149,339            --
Basis difference in fixed assets                        196,407            --
Capitalized software                                  1,099,882            --
Other                                                    58,028        49,126
                                                     ----------    ----------
   Total                                             $2,282,522    $1,038,374
                                                     ----------    ----------

DEFERRED TAX LIABILITIES:
Differing tax years of equity investee               $  784,679    $    6,407
Prepaid expenses currently deductible                   196,407            --
Basis difference in fixed assets                             --       420,757
Other                                                   505,276       341,188
                                                     ----------    ----------
   Total                                             $1,486,362    $  768,352
                                                     ----------    ----------

NET DEFERRED TAX ASSET:                              $  796,160    $  270,022
                                                     ----------    ----------
                                                     ----------    ----------


The change in net deferred tax assets from 1997 to 1998 includes approximately $1,100,000 of deferred tax assets recorded in connection with the acquisition of GAT and Innosearch.

The reconciliation between the amount computed by applying the United States federal statutory tax rate of 35% (34% in 1996) to income before income taxes and the actual tax expense is as follows:


                                                                      1998         1997           1996
                                                                      ----         ----           ----
Income tax expense at statutory rate                            $ 7,231,207    $ 8,241,511     $4,085,264
State income tax expense, net of federal income tax effect          825,982        819,522        552,147
Foreign taxes higher than federal rate                              766,547        344,435        304,944
Non-taxable portion of dividends and interest                      (132,911)      (175,513)      (220,871)
Effect of foreign sales corporation earnings                       (299,022)      (185,609)       (49,485)
Equity in net loss of foreign investees not taxable                      --             --        179,717
One-time acquisition charges not deductible                       3,469,900        525,000            --
Other                                                               890,287        432,375        294,511
                                                                -----------    -----------     ----------
Income tax expense                                              $12,751,990    $10,000,721     $5,146,227
                                                                -----------    -----------     ----------
                                                                -----------    -----------     ----------


NOTE 5 - LEASES, FACILITIES AND CONTRACTS FOR COMPUTER FACILITIES.

The aggregate minimum future annual lease payments under operating leases are as follows:


                                   AGGREGATE ANNUAL
     YEAR ENDING MARCH 31:          LEASE PAYMENTS
     --------------------           --------------
          1999                     $ 3,513,765
          2000                       4,593,970
          2001                       4,271,225
          2002                       4,197,657
          2003                       4,143,785
          Thereafter                16,829,784
                                   -----------
          Total                    $37,550,186
                                   -----------
                                   -----------

Net rental expense was $4,225,131, $4,263,055 and $3,869,942 for the years ended March 31, 1998, 1997 and 1996, respectively.

The Company has an agreement with an outside computer service provider for computer facilities through May 31, 2002. Under the agreement the Company is committed to pay minimum fees of approximately $900,000 per year, plus additional amounts based on usage and/or services provided. The Company's expense for outside computer usage was $2,705,816, $2,922,655 and $2,700,313 for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 6 - NIKKO CONTRACTUAL AGREEMENTS.

In 1986, the Company and The Nikko Securities Co., Ltd. and certain of its affiliates (collectively, "Nikko") entered into a Joint Venture Agreement, which established BARRA Japan. The Company originally invested $65,800 for a 50% voting interest in the Japanese corporation; the remaining 50% was held by Nikko. Upon creation, BARRA Japan sublicensed Nikko's right to market certain models for the Japanese market developed by the Company pursuant to certain development agreements with Nikko (the "Japanese Models").

Between November 1992 and November 1995, the Company purchased the entire Nikko interest in BARRA Japan by issuing a total of 600,000 shares of the Company's stock. In connection with the Company obtaining 100% ownership of BARRA Japan in November 1995, BARRA Japan purchased all of Nikko's marketing and other rights to the Japanese Models and related products and services. As a result of these transactions, as of March 31, 1998 and 1997, there was $1,205,317 and $1,422,157 of goodwill (net of accumulated amortization of $645,377 and $428,177) and $2,801,262 and $3,413,549 of purchased model rights (net of accumulated amortization of $892,711 and $563,401).

NOTE 7 - POSIT AND GLOBAL POSIT.

POSIT is a computerized institutional trading system that is owned by a general partnership between the Company and Investment Technology Group, Inc. ("ITG"). The partnership has licensed the U.S. equity version of POSIT to ITG, which operates the POSIT system for US equities. The Company's revenues represent its share of license royalties paid by ITG to the partnership.

Global POSIT was established as a joint venture in the United Kingdom on May 31, 1990. It operates a computerized trading network of the same name that is designed to facilitate trading in international equities. Profit and loss is allocated 50% to the Company and 50% to ITG, the other joint venture partner. The Company's share of losses is included in equity in net loss of investees and was $287,348, $63,100 and $497,756 in the years ended March 31, 1998, 1997 and
1996, respectively.

NOTE 8 - INVESTMENT IN LIBERTY BROKERAGE INVESTMENT CORP.

On February 9, 1993, the Company entered into a Preferred Stock Purchase Agreement with Liberty Brokerage Investment Corp. (formerly Liberty Brokerage, Inc.), a Delaware corporation ("LBIC"). Pursuant to that agreement, the Company purchased eight shares of LBIC's Series A Convertible Exchangeable Preferred Stock (the "LBIC Preferred Stock") for an aggregate purchase price of $5,500,552. On December 16, 1994, the Company purchased an additional 2.5 shares of the LBIC Preferred Stock for $1,718,906. On April 16, 1996, the Company exchanged its LBIC Preferred Stock for a $7,219,474 convertible secured 7.84% promissory note. Prior to the exchange described above, the Company's investment in

LBIC was accounted for under the cost method. At March 31, 1997 the remaining amount due under the note receivable was $5,419,474 including accrued interest. All amounts due under the promissory note were repaid according to its terms in fiscal 1998.

In February 1993, the Company and LBIC also entered into a related Partnership and Joint Venture Agreement to create BARRA Analytics Securities, an equally-owned New York general partnership ("BAS"). From 1993 through March 31, 1996, there was no significant business activity in BAS other than the Company's initial investment of $100,000. As of January 31, 1997, the Company purchased LBIC's interest in BAS for $133,510 and converted BAS from a partnership into a corporation. During the period from April 1, 1996 through January 31, 1997, the Company recorded equity in joint venture losses of $240,054 and made additional investments of approximately $300,000.

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED COMPANIES.

In March 1997, the Company purchased 68,037 shares of Series C Convertible
Preferred Stock in QuoteCom, Inc. ("QuoteCom") for $445,644.   In April 1997,
the Company purchased an additional 46,368 shares of the same securities for $304,366. QuoteCom was founded in October 1993 to provide quality financial market data and relevant business news to Internet users in a timely fashion. The Company accounts for its investment in QuoteCom using the cost method.

In April 1997, the Company purchased 272.7 shares of Series A Convertible Preferred Stock of Data Downlink Corporation for $1,500,000. Data Downlink Corporation developed and supports an online service that aggregates and indexes quantitative business information from multiple sources and makes this information available in spreadsheet format on a pay-per-view or subscription basis. The Company accounts for its investment in Data Downlink Corporation using the equity method which resulted in equity in losses of $170,000 for the year ended March 31, 1998.

NOTE 10 - RETIREMENT PLANS.

The Company sponsors a tax-qualified employee savings and retirement plan ("the Savings Plan") for all eligible U.S. employees. Eligible employees may contribute up to 15% of their earnings, subject to annual limitations. The Company matches employee contributions dollar for dollar up to an annual maximum of $2,000 and employees vest in the Company match over the first five years of their employment. Contribution expense was $781,568, $631,194 and $537,165 for the years ended March 31, 1998, 1997 and 1996, respectively.


NOTE 11 -STOCK-BASED PLANS.

Fixed Stock Option Plans

STOCK OPTION PLAN.

On July 29, 1991, the Company adopted a Stock Option Plan (the "Plan") for the granting of stock options to employees (including officers and employee directors) and non-employee directors or consultants engaged by the Company, up to a maximum of 1,800,000 shares of the Company's common stock. The Plan was modified in 1994 and 1997 to increase the maximum number of shares of the Company's common stock to 4,350,000. Under the Plan, incentive stock options ("ISO") may be granted to employees only, and are to be granted at not less than fair market value on the date of grant; and non-statutory stock options ("NSO") may be granted to employees, consultants and non-employee directors, and are to be granted at not less than 85% of such fair market value. The Board of Directors, or a committee thereof, determines vesting period, payment form and exercise date of the options granted under the Plan, provided that no ISO may be exercised later than ten years after its date of grant and no NSO may be exercised later than ten years and one day after its date of grant. For options issued under the Plan through March 31, 1998, the vesting period has been set at 20% per year over five years and all options issues have been NSO's.

There were also 45,386 options granted, outstanding and exercisable under the RogersCasey Stock Option Plan (the "RCA Plan") as of March 31, 1996. Activity in the RCA Plan has been combined with the Plan for all periods presented. The RCA Plan is expected to terminate once all outstanding options are exercised and/or canceled.

DIRECTORS STOCK OPTION PLAN.

On July 31, 1997, the Company adopted a Directors Option Plan (the "Directors Plan") for the granting of stock options to non-employee directors and employee directors for up to a maximum of 150,000 shares of the Company's common stock. The Directors Plan permits the Company to grant NSO's in accordance with a fixed formula to non-employee directors of the Company. In addition, the Directors Plan allows discretionary grants of ISO's to employee directors and NSO's to all directors. NSO grants will be made automatically to non-employee directors under the Directors Plan in accordance with a nondiscretionary formula. Following the adoption of the Directors Plan, each current eligible director received NSO grants for 7,500 shares and each person who subsequently becomes a non-employee director will receive a grant of 10,000 shares (the "Initial" grants). In addition, on each anniversary of an initial grant, the optionee will receive NSO grants for an additional 2,000 shares (the " Succeeding" grants). The exercise price for all NSO's and ISO's will not be less than the fair market value of the common stock at the date of grant. NSO's granted pursuant to initial grants will vest over a period of five years at a rate of 20% per year. NSO's granted pursuant to Succeeding grants will be immediately vested. ISO's will vest over discretionary periods not to exceed to five years.

A summary of the status of all the Company's fixed stock option plans as of and during the years ended March 31, 1997 and 1998 follows:



                                                             SHARES SUBJECT TO   WEIGHTED AVERAGE   SHARES AVAILABLE FOR
                                                            OUTSTANDING OPTIONS   EXERCISE PRICE         FUTURE GRANTS
                                                            ------------------------------------------------------------
Outstanding, Balance at March 31, 1996                            2,308,915           6.07                  905,640
    Granted                                                         519,000          15.94                 (519,000)
    Canceled                                                        (92,760)         10.13                   92,760
    Exercised                                                      (162,273)          5.64                       --
                                                            ------------------------------------------------------------
Outstanding, Balance at March 31, 1997                            2,572,882           7.94                  479,400
    Additional shares authorized                                                                          1,200,000
    Granted                                                         585,550          23.72                 (585,550)
    Canceled                                                       (150,480)         12.92                  150,480
    Exercised                                                      (339,875)          6.21                       --
                                                            ------------------------------------------------------------
Outstanding, Balance at March 31, 1998                            2,668,077          11.35                1,244,330
Exercisable at March 31, 1998                                     1,129,052          $6.50                       --
Weighted average fair value of options granted
  during the year                                                        --         $13.10                       --


Additional information regarding options outstanding as of March 31, 1998 is as follows:


                                    Stock Options Outstanding                             Options Exercisable
                          ----------------------------------------------------------------------------------------
                                         Weighted Average                                             Weighted
Range of Exercise           Number           Remaining           Weighted Average      Number          Average
     Prices               Outstanding   Contractual Life (yrs)    Exercise Price     Exercisable    Exercise Price
------------------------------------------------------------------------------------------------------------------
$  4.00 to $4.53            549,320              5.9                $  4.35         297,440              $4.34
$  4.58 to $6.08            540,125              5.0                   5.24         448,670               5.23
$  6.33 to $10.50           638,107              6.4                   8.40         314,167               8.12
$  13.58 to 22.67           614,025              8.6                  18.17          68,775              16.73
$  25 and over              326,500              9.8                  26.17              --                 --
                          ---------                                               ---------
                          2,668,077              6.9                 $11.35       1,129,052            $  6.50
                          ---------                                               ---------
                          ---------                                               ---------


EMPLOYEE STOCK PURCHASE PLAN.

Under the 1996 Employee Stock Purchase Plan, (the "Purchase Plan"), the Company is authorized to issue up to 1,125,000 shares of common stock to its employees. Under the terms of the Purchase Plan, employees can choose to have up to 15% of their annual base earnings withheld, subject to an annual limitation, to purchase the Company's common stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or end of each three-month offer period, subject to an annual limitation. Under the Purchase Plan, the Company issued 35,248 and 17,283 shares in 1998 and 1997. The weighted average purchase price and the weighted average fair value of shares issued in 1998 was $18.38 and $24.00, respectively. At March 31, 1998 there were 1,072,469 shares of common stock reserved for future issuance under the Purchase Plan.

ADDITIONAL STOCK-BASED AWARD INFORMATION

As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: weighted average expected life, 84 months in 1998, 60 months for 1997 and 1996; stock volatility, 45% in 1998 and 1997 and 41% in 1996; risk free interest rates, 6.00% in 1998, 6.27% in 1997 and 5.88% in 1996;
and no dividends during the expected term for all years. If the computed fair values of the 1998, 1997 and 1996 awards under the Plan had been amortized to expense over the vesting period of the awards, pro forma net income would have been $6,931,350 ($.49 per share) in fiscal 1998, $12,347,913 ($.88 per share) in fiscal 1997 and $6,581,757 ($.50 per share) in fiscal 1996. The effects of applying SFAS No. 123 on pro forma disclosures of net income and net income per share for 1998, 1997 and 1996 are not likely to be representative of the pro forma effects on net income and net income per share in future years.

NOTE 12 - GEOGRAPHIC DATA.

The Company primarily operates in one industry segment, the development and marketing of knowledge-based software applications for investment analytics and related consulting and money management services. Products and services are marketed internationally through the Company and its foreign affiliates. The following table below presents a summary of revenues by geographic location for the fiscal years ended March 31:


                                     1998           1997           1996
                                     ----           ----           ----
North America                    $ 95,095,227   $ 73,062,391    $48,832,717
Europe                             24,911,534     18,527,989     14,738,456
Asia and Australia                 17,370,566     13,171,532     13,996,918
                                 ------------   ------------    -----------
Total                            $137,377,327   $104,761,912    $77,568,076
                                 ------------   ------------    -----------
                                 ------------   ------------    -----------


NOTE 13 - CONTINGENCY.

The Company is subject to various legal proceedings and claims either asserted or unasserted arising in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, it is management's opinion that the results of any such legal matters will not be material to the Company's consolidated financial statements.

Note 14 - Subsequent Event

On June 17, 1998, the Company completed the acquisition of substantially all of the assets and certain liabilities of Redpoint Software, Inc ("Redpoint"). Redpoint is a leading provider of integrated risk management solutions and enterprise-wide data management systems. Terms of the purchase required the Company to pay approximately $5.5 million in cash upon completion of the acquisition and up to an additional $12.5 million over a period of two years following the closing based upon the financial performance of the acquired assets. The acquisition will be accounted for using the purchase method of accounting.

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED).



FISCAL YEAR ENDED MARCH 31, 1998                      4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
Total operating revenues                              $36,276,808    $42,759,864    $31,234,193    $27,106,462
Total operating revenues net of operating expenses     $9,485,782    $14,521,913     $6,956,504   ($3,365,654)
Net income (loss)                                      $4,839,558     $5,657,600     $3,673,451   ($6,262,007)
Net income (loss) per share - diluted                       $0.33          $0.39          $0.25        ($0.49)

FISCAL YEAR ENDED MARCH 31, 1997                      4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
Total operating revenues                              $29,476,948    $27,884,375    $24,473,840    $22,926,749
Total operating revenues net of operating expenses     $8,836,691     $6,982,987     $3,035,176     $4,095,587
Net income                                             $4,626,885     $4,214,108     $1,936,258     $2,768,202
Net income per share - diluted                              $0.33          $0.30          $0.14          $0.20



Income per share calculations for each of the quarters is based on the weighted average common and common equivalent shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year income per share amount. Loss per share is calculated based on the weighted average common shares outstanding for the period, excluding all common equivalent shares. Quarterly financial data reflects one-time acquisition charges of $9,914,000 ($.74 per share) in the first quarter of 1998 and $1,756,189 ($.07 per share) in the second quarter of fiscal 1997. All per share amounts reflect a three-for-two stock split effective September 22, 1997.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information regarding the Company's directors required by this Item 10 is incorporated by reference to pages 2 through 4 of the Proxy Statement under the headings "Proposal No. 1 - Election of Directors - Nominees, Business Experience of the Directors and Board Meetings and Committees."

EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's Executive Officers is included at the end of Part I of this Report.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to pages 9 through 10 of the Proxy Statement under the heading "Executive Compensation - Compensation Committee Interlocks, Insider Participation and Other Transactions."

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements.

          The following financial statements of the Company are included in
          Item 8 of Part II of this Report:

                                                                 Reference Page
          Independent Auditors' Report                                19
          Consolidated Financial Statements
               Consolidated Balance Sheets                            20
               Consolidated Statements of Income                      21
               Consolidated Statements of Cash Flows                  22
               Consolidated Statements of Shareholders' Equity        23
               Notes to Consolidated Financial Statements             24

     (2)  Financial Statement Schedules.

          All Financial Statement Schedules of the Company are omitted because they are not applicable or not required, or because the required information is incorporated by reference into Part II, Items 7 and/or 8 of this Report.

     (3)  Exhibits.

            3.1 Amended and Restated Articles of Incorporation of BARRA, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 33-42951), as filed with the SEC (the "SEC") on August 20, 1991 (the "Registration Statement")).
            3.2     Amended Bylaws of BARRA, Inc. (incorporated by reference to
                    Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, as filed with the SEC on February 10, 1998).
            4.1 Specimen stock certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement).
           13.1     1998 Annual Report to Shareholders of BARRA, Inc.
           21.1     List of Subsidiaries of BARRA, Inc.
           23.1     Consent of Deloitte & Touche LLP.
           27.1 Financial Data Schedule - Year ended March 31, 1998 (electronic filing only).
           27.2 Financial Data Schedule - Years ended March 31, 1996 and 1997 and fiscal quarters ended June 30, 1996, September 30, 1996 and December 31, 1996 - Restated (electronic filing only).
           27.3 Financial Data Schedule - Fiscal quarters ended June 30, 1997 and September 30, 1997 - Restated (electronic filing only).

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


BARRA, Inc. (the "Company")




By:       /s/ James D. Kirsner
   --------------------------------
Name:     James D. Kirsner
     ------------------------------
Title:    Chief Financial Officer
      -----------------------------
Date:     June 25, 1998
     ------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act this Report has been signed by the following persons, on behalf of the Company, in the capacities and on the dates indicated.


Signature                     Title                                   Date


/s/ A. George Battle          Director                           June 25, 1998
-------------------------
A. George Battle


/s/ John F. Casey             Director                           June 25, 1998
-------------------------
John F. Casey


/s/ M. Blair Hull             Director                           June 25, 1998
-------------------------
M. Blair Hull


/s/ James D. Kirsner          Chief Financial Officer            June 25, 1998
-------------------------     (Principal Financial and
James D. Kirsner              Accounting Officer)


/s/ Norman J. Laboe           Director                           June 25, 1998
-------------------------
Norman J. Laboe


/s/ Ronald J. Lanstein        Director and Vice Chairman         June 25, 1998
-------------------------
Ronald J. Lanstein


/s/ Andrew Rudd               Director, Chairman and Chief       June 25, 1998
-------------------------     Executive Officer
Andrew Rudd                   (Principal Executive Officer)

                                      EXHIBITS


EXHIBIT   DOCUMENT                                                          PAGE
  3.1     Amended and Restated Articles of Incorporation of                  N/A
          BARRA, Inc. (incorporated by reference to Exhibit 3.1 of the
          Company's Form S-1 Registration Statement (No. 33-42951), as
          filed with the SEC (the "SEC") on August 20, 1991 (the
          "Registration Statement")).

  3.2     Amended Bylaws of BARRA, Inc. (incorporated by reference to        N/A
          Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q
          for the quarter ended December 31, 1997, as filed with the
          SEC on February 10, 1998).

  4.1     Specimen Stock Certificate (incorporated by reference to           N/A
          Exhibit 4.3 to the Registration Statement).

 13.1     1998 Annual Report to the Shareholders of BARRA, Inc.              39

 21.1     List of Subsidiaries of BARRA, Inc.                                67

 23.1     Consent of Deloitte & Touche LLP.                                  69

 27.1     Financial Data Schedule - Year ended March 31, 1998                N/A
          (electronic filing only).

 27.2     Financial Data Schedule - Years ended March 31, 1996               N/A
          and 1997 and fiscal quarters ended June 30, 1996,
          September 30, 1996 and December 31, 1996 - Restated
          (electronic filing only).

 27.3     Financial Data Schedule - Fiscal quarters ended                    N/A
          June 30, 1997 and September 30, 1997 - Restated
          (electronic filing only).