Form 10-Q
period 1998-06-30
BARRA INC /CA
filed 1998-08-14
CIK 878483

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q


(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1998

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of June 30, 1998 was 13,805,544.

     Exhibit Index is located on page 24.

                                       INDEX


                                                                              PAGE
PART I    FINANCIAL INFORMATION                                              NUMBER
Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 1998
          (unaudited) and as of March 31, 1998                                 3

          Unaudited Condensed Consolidated Statements of Operations
          for the Three Months Ended June 30, 1998 and June 30, 1997           4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended June 30, 1998 and 1997                    5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9


Item 3    Quantitative and Qualitative Disclosures About Market Risk          18



                                                                              PAGE
PART II   OTHER INFORMATION                                                  NUMBER
Item 1    Legal Proceedings                                                   20

Item 2    Changes in Securities and Use of Proceeds                           20

Item 4    Submission of Matters to a Vote of Security Holders                 20

Item 5    Other Information                                                   21

Item 6    Exhibits and Reports on Form 8-K                                    21

          Signatures                                                          23

          Exhibit Index                                                       24


     PART I
     ITEM 1.   FINANCIAL STATEMENTS.

BARRA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1998 (UNAUDITED) AND MARCH 31, 1998
------------------------------------------------------------------------------


                                                                                                  JUNE 30,         MARCH 31,
                                                                                                    1998            1998
                                                                                                 ---------------------------
                                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                        $ 18,674,207   $ 33,673,314
Short-term investments                                                                             14,711,799      8,294,394
Investment in municipal debt securities- available for sale                                         6,334,995      6,265,204
Accounts receivable:
  Subscription and other (Less allowance for doubtful accounts of $152,873 and $169,183)           19,994,389     18,152,071
  Asset Management                                                                                  5,100,640      2,449,324
  Related parties                                                                                   4,586,915      3,855,057
Prepaid expenses                                                                                    1,661,235      1,965,819
----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                           71,064,180     74,655,183
----------------------------------------------------------------------------------------------------------------------------

INVESTMENTS IN UNCONSOLIDATED COMPANIES                                                             2,071,661      2,128,532
FURNITURE AND EQUIPMENT:
Computer and office equipment                                                                      17,714,344     16,447,653
Furniture and fixtures                                                                              5,228,070      5,006,947
Leasehold improvements                                                                              7,672,831      6,677,300
----------------------------------------------------------------------------------------------------------------------------
Total premises and equipment                                                                       30,615,245     28,131,900
Less accumulated depreciation and amortization                                                    (14,890,787)   (13,513,701)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   15,724,458     14,618,199
DEFERRED TAX ASSETS                                                                                 2,282,522      2,282,522
COMPUTER SOFTWARE
(Less accumulated amortization of $1,303,868 and $1,051,275)                                        1,542,300      1,544,704
OTHER ASSETS                                                                                        1,532,203      1,463,824
GOODWILL AND OTHER INTANGIBLES
(Less accumulated amortization of $3,636,380 and $3,215,801)                                       29,487,378     24,767,142
----------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                            $123,704,702   $121,460,106
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                                  1,841,829   $  2,223,129
  Due to related party                                                                              1,195,267      1,079,199
  Accrued expenses payable:
    Accrued compensation                                                                            1,427,830      9,663,688
    Accrued corporate income taxes                                                                  6,009,649      4,884,113
    Other accrued expenses                                                                          7,768,044      7,211,705
Unearned revenues                                                                                  26,058,286     22,160,710
----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                      44,300,905     47,222,544
----------------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES                                                                            1,506,173      1,486,362

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                                           1,835,482      2,000,217

SHAREHOLDERS' EQUITY:
Preferred stock, no par; 10,000,000 shares authorized; none issued and outstanding
Common stock, no par; 40,000,000 shares authorized; 13,805,544 and 13,675,388
  shares issued and outstanding                                                                    28,741,605     27,831,335
Retained earnings                                                                                  48,401,962     43,875,659
Foreign currency translation adjustment                                                            (1,081,425)      (956,011)
----------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                       76,062,142     70,750,983
----------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                            $123,704,702   $121,460,106
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

BARRA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)
------------------------------------------------------------------------------


                                                                                                 Three Months Ended June 30,
                                                                                                 ---------------------------
                                                                                                     1998           1997
                                                                                                 ---------------------------
OPERATING REVENUES:
    Subscription and consulting fees                                                              $26,790,393    $21,118,324
    Electronic brokerage                                                                            3,767,264      2,580,905
    Asset management                                                                                5,355,491      3,407,233
                                                                                                 ---------------------------
      Total operating revenues                                                                     35,913,148     27,106,462
                                                                                                 ---------------------------

OPERATING EXPENSES:
    Cost of subscription products                                                                   2,630,847      1,715,221
    Compensation and benefits                                                                      16,748,774     12,958,500
    Rent expense                                                                                    1,738,794      1,131,628
    Other operating expenses                                                                        6,341,941      4,752,767
    One-time acquisition charges                                                                          -        9,914,000
                                                                                                 ---------------------------
      Total operating expenses                                                                     27,460,356     30,472,116
                                                                                                 ---------------------------

INTEREST INCOME & OTHER                                                                               572,835        455,070
                                                                                                 ---------------------------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME AND LOSS OF
    INVESTEES, MINORITY INTEREST AND INCOME TAXES                                                   9,025,627     (2,910,584)

EQUITY IN NET INCOME AND LOSS OF INVESTEES                                                           (250,146)        21,688

MINORITY INTEREST                                                                                  (1,355,827)      (589,237)
                                                                                                 ---------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                                   7,419,654     (3,478,133)

INCOME TAXES                                                                                       (2,893,351)    (2,783,874)
                                                                                                 ---------------------------

NET INCOME (LOSS)                                                                                 $ 4,526,303    $(6,262,007)
                                                                                                 ---------------------------
                                                                                                 ---------------------------

NET INCOME (LOSS) PER SHARE:
    BASIC                                                                                         $      0.33    $     (0.49)
                                                                                                 ---------------------------
                                                                                                 ---------------------------
    DILUTED                                                                                       $      0.31    $     (0.49)
                                                                                                 ---------------------------
                                                                                                 ---------------------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES:
    BASIC                                                                                          13,746,850     12,709,623
                                                                                                 ---------------------------
                                                                                                 ---------------------------
    DILUTED                                                                                        14,572,990     12,709,623
                                                                                                 ---------------------------
                                                                                                 ---------------------------


  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

BARRA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)
------------------------------------------------------------------------------


                                                                                                      Three Months Ended
                                                                                                           June 30,
                                                                                                      1998           1997
                                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                                                $  4,526,303    $(6,262,007)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Equity in net income and loss of investees                                                       250,146        (21,688)
     Minority interest                                                                              1,355,827        589,237
     Depreciation and amortization                                                                  1,787,735      1,057,389
     Gains on marketable securities                                                                  (250,000)           -
     One-time acquisition charges                                                                         -        9,914,000
     Other                                                                                            211,183       (162,525)
Changes in:
     Accounts receivable - subscription and other                                                  (1,842,318)     1,423,163
     Accounts receivable - asset management                                                        (2,651,316)           -
     Accounts receivable - related parties                                                           (731,858)      (236,155)
     Prepaid expenses                                                                                 304,584       (657,183)
     Other assets                                                                                     (68,379)      (938,547)
     Accounts payable, due to related party and accrued expenses                                   (7,012,490)    (3,972,637)
     Unearned revenues                                                                              3,832,576      1,944,597
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                                     (288,007)     2,677,644
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                               (2,507,581)    (3,233,412)
Short-term investments - net                                                                       (6,167,405)    (1,278,160)
Investment in municipal debt securities - available for sale                                          (69,791)     1,154,641
Acquisitions - cash paid                                                                           (5,356,031)    (1,713,529)
Investments in unconsolidated companies                                                                   -       (1,803,559)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                             (14,100,808)    (6,874,019)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority shareholders                                                                  (1,520,562)    (1,812,789)
Repayments on notes payable and lines of credit                                                           -         (117,523)
Proceeds from sale of common stock                                                                    910,270        336,836
----------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                                (610,292)    (1,593,476)
----------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (14,999,107)    (5,789,851)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   33,673,314     25,831,118
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 18,674,207    $20,041,267
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense                                                                            $      5,517    $    16,819
     Income taxes                                                                                $  1,767,815    $ 1,221,276


  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                            BARRA, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of BARRA, Inc. (the "Company" or "BARRA") and its wholly-owned subsidiaries. Also included in the accompanying consolidated financial statements are the accounts of, 1) Bond Express, L.P., in which the Company determined it had controlling financial interest beginning June 1, 1996; and, 2) Symphony Asset Management, LLC ("Symphony LLC"), a 50%-owned joint venture. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position of BARRA as of June 30, 1998 and the results of its operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 1998 consolidated balance sheet is derived from the audited consolidated financial statements included in BARRA's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, filed with the Securities and Exchange Commission on June 25, 1998 (the
"Form 10-K"), but does not include all disclosures required by generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2.   BUSINESS COMBINATIONS


On June 17, 1998, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities of Redpoint Software, Inc. ("Redpoint"). Redpoint is a leading provider of integrated risk management solutions and enterprise-wide data management systems. The purchase price was $5.5 million in cash and up to an additional $12.5 million over a period of two years following the closing based upon the financial performance of the acquired assets.

The acquisition has been accounted for as a purchase and the cost of the acquisition has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed and resulted in goodwill of approximately $5.5 million which is being amortized over 10 years. Under the purchase method of accounting, results of operations from acquired businesses are included in the financial statements of the acquiring company from the date of acquisition only. Comparative pro forma financial information has not been presented as the results of operations of Redpoint were not material to the Company's consolidated financial statements.

3.   PER SHARE DATA

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), basic earnings per share is based on the weighted-average number of common shares outstanding for the period. Diluted earnings per share data is based on the weighted-average number of common and dilutive potential common shares outstanding. Dilutive potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. For all periods presented, the only difference between basic and diluted earnings per share for the Company is the inclusion of dilutive stock options in the denominator for purposes of calculating diluted earnings per share. All prior period per share data has been restated to conform to the provisions of SFAS 128 subsequent to its adoption by the Company in the quarter ended December 31, 1997.

4.   RECLASSIFICATION

Revenues from bond offering services provided by Bond Express, L.P. of $377,198 for the three months ended June 30, 1997 have been reclassified on the accompanying Consolidated Statement of Operations from "Electronic Brokerage" to "Subscription and Consulting" to conform with the current period presentation. Bond offering service revenues for the three months ended June 30, 1998 included in "Subscription and Consulting" amounted to $414,929.

5.   NEW ACCOUNTING STANDARDS

COMPREHENSIVE INCOME

In the quarter ended June 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. In accordance with SFAS 130, the Company has set forth in the table below the components of "Other comprehensive income" and "Comprehensive Income":

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                                               Three months ended June 30,
                                                1998                1997
                                                ----                ----
Net Income (Loss)                            $4,526,303         $(6,262,007)
Other Comprehensive income (loss):
     Change in foreign currency
     translation adjustment during
     period                                  $ (125,414)        $   288,724
                                             ----------         -----------
Comprehensive income (loss)                  $4,400,889         $(5,973,283)
                                             ----------         -----------
                                             ----------         -----------


SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprises operating segments in its annual financial statements and selected segment information in interim financial reports. Although SFAS No. 131 need not be applied to interim financial statements in the initial year of application, comparative information for interim periods of fiscal 1999 will be reported in the Company's interim financial statements in fiscal 2000. Further, all comparative information for prior periods will be restated to conform to the provisions of SFAS 131. Application of the disclosure requirements of SFAS 131 will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the BARRA, Inc. ("BARRA" or the "Company") unaudited financial statements and related notes presented in this Form 10-Q. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future. Each statement made in this discussion and analysis and elsewhere in this report containing any future verb tense or form of the words "anticipate", "estimate", "expect," "believe," "future" or "forward" is a forward-looking statement that may involve a number of risk factors and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and other changes in the Company's industry; competitive factors such as rival products and price pressures both domestically and internationally; availability of adequate third-party data on reasonable terms and at reasonable prices; significant delays or excessive costs associated with product research, development and/or introduction; the loss of a large single revenue source; the investment performance and the timing of performance fee determination dates for the Company's asset management subsidiary; significant changes in trading volumes on the POSIT trading system; the ability of software and data to accommodate date changes after December 31, 1999; the adoption of the Euro Currency; and fluctuations in U.S. dollar exchange rates for non-U.S. currencies. Further information and potential risk factors that could affect the Company's financial results are included throughout this Form 10-Q and in the Company's Form 10-K for the fiscal year ended March 31, 1998.

A.  GENERAL

Certain of the information required by this item has been previously reported under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

REDPOINT ACQUISITION

As discussed in Note 2 to the financial statements, on June 17, 1998 the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities of Redpoint. The purchase price was for $5.5 million in cash and up to an additional $12.5 million over a period of two years following the closing based upon the financial performance of the acquired assets. The acquisition has been accounted for as a purchase and the cost of the acquisition has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed and resulted in goodwill of approximately $5.5 million which is being amortized over 10 years.

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

Based upon current information, the Company believes that its expenditures for outside services relating to its Year 2000 compliance efforts, excluding hardware, in fiscal 1998 and through the project's completion will be approximately $2.5 million. Costs incurred relating to this project are being expensed by the Company during the period in which they are incurred. The Company's expectations about future costs associated with the Year 2000 issue and about the target date for completion of software remediation and testing are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount and timing of future costs include: the success and timeliness of the Company in identifying products, applications and internal software that contain two-digit year codes, the nature and amount of programming required to upgrade or replace each of the affected applications or programs, the rate and magnitude of related labor and consulting costs, and the success and timeliness of the Company's external counterparties and suppliers in addressing the Year 2000 issue.

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

FOREIGN CURRENCY AND BUSINESS IN ASIA
BARRA, as an international corporation, generates revenues from clients throughout the world, maintains sales and representative offices worldwide and holds certain deposits and accounts in foreign currencies. BARRA's revenues are generated from both United States and non-U.S. currencies. BARRA's subscriptions in the United Kingdom and the European Community are priced in British pounds sterling ("pounds") and European Currency Units ("ECUs"), respectively. Additionally, BARRA's consolidated subsidiary, BARRA International (Japan), Ltd. ("BARRA Japan"), generates revenues, has expenses and has assets and liabilities in Japanese yen.

The Company has customers and three sales and client support offices in Asia. For the three months ended June 30, 1998, revenues from Asia and Japan totaled approximately $3.7 million ($2.7 million in Japan) or approximately 10% of total revenues. Excluding Japan, the Company bills its customers in Asia in US dollars and has nominal expenses in local currencies. Recent volatility in Asian and Japanese capital markets has negatively impacted yen denominated revenues and could adversely impact future subscription renewals and related revenues for customers throughout Asia.

All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. The Company has considered its exposures to foreign currency fluctuations and to this point has decided not to engage in hedging or managing exposures to foreign currency fluctuations through contracts for the purchase, sale or swapping of currencies. Accordingly, a strengthening of the U.S. dollar versus non-U.S. currencies could have a material adverse impact on the Company's results of operations and financial condition.

For the three month period ended June 30, 1998, when compared to the same period a year ago, the U.S. dollar strengthened against the yen and ECU and was relatively unchanged against the pound - all of which had the net effect of reducing net revenues and net income by approximately $500,000 and $100,000, respectively, compared to exchange rates in effect for the three month period ended June 30, 1997.

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

B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's consolidated financial condition result from a comparison of BARRA's balance sheet at June 30, 1998 (unaudited) to the balance sheet at March 31, 1998. All amounts have been rounded to the nearest $1,000.

FINANCIAL CONDITION
Total assets increased $2,245,000 or 2%.

Total current assets decreased $3,591,000 or 5%. This net decrease consists primarily of decreased cash and equivalents as a result of investing activities and the payment of annual bonuses which occurred in May 1998 - see the accompanying unaudited condensed consolidated statement of cash flows for more information.

Goodwill and other intangibles increased $4,720,000 as a result of the Redpoint purchase discussed in Note 2 to the accompanying condensed consolidated financial statements.

Total current liabilities decreased $2,922,000. This decrease primarily reflects growth in BARRA product subscriptions offset by a decrease in accrued compensation as a result of the payment of annual bonuses to employees in May 1998.

Minority interest in equity of subsidiary represents minority shareholders' interests in the net assets of Bond Express L.P. and Symphony Asset Management LLC.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents, short-term investments and investment in municipal debt securities available-for-sale totaled $39,721,000 at June 30, 1998. In addition, the Company has a commitment from a bank for an unsecured short-term line of credit of up to $5 million - of which, no amounts have been, or are presently anticipated to be, drawn down.

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

PRINCIPAL FINANCIAL COMMITMENTS. The Company's principal financial commitments consist of obligations under operating leases, contracts for the use of computer and office facilities, and contingent obligations associated with acquisitions.

C.  RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's results of operations are derived from comparisons of BARRA's consolidated statements of operations for the three month periods ended June 30, 1998 and June 30, 1997. All amounts, except per share amounts, have been rounded to the nearest $1,000.

NET INCOME (LOSS)
Net income for the three month period ended June 30, 1998 was $4,526,000 or $0.31 per share (diluted), compared to a net loss of ($6,262,000) or ($0.49) per share (diluted) for the same quarter a year ago. Results for the three month period ended June 30, 1997 included a one-time acquisition charge of $9,914,000 ($.74 per share) related the write-off of in-process research and development in connection with the acquisition of Global Advanced Technology Corporation ("GAT").

OPERATING REVENUES. Total operating revenues increased $8,807,000 or 32% over the same quarter a year ago. Operating revenues from business acquired since June 1997 (GAT, The Estimate Directory ("TED") and Directus included in the three month period ended June 30, 1998 were $2,803,000.

SUBSCRIPTION AND CONSULTING FEES consist of annual subscription fees for BARRA's software products, revenues from other sources related to the institutional analytics business and consulting services to pension plan sponsors and investment managers. A summary of the components and related changes is as follows (amounts in $000's):


---------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                                              %
                                            1997           1998            CHANGE
---------------------------------------------------------------------------------
Analytics subscriptions                   $20,778        $15,232             36
Other analytics related                     1,552          1,278             21
Consulting                                  4,460          4,608             (3)
---------------------------------------------------------------------------------
TOTAL                                     $26,790        $21,118             27
---------------------------------------------------------------------------------



ANALYTICS SUBSCRIPTIONS are for BARRA's software and investment data products and related updates. The Company generally bills and collects fees on an annual basis, but recognizes the income 1/12th per month over each year of the subscription period. Analytics subscriptions for the three month period ended June 30, 1998 includes $2,555,000 from GAT, TED and Directus businesses acquired since last year. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients, increasing revenues from existing customers through the introduction of new products and services and acquisitions.

For the three month period ended June 30, 1998 compared to the same quarter a year ago, annual subscription fee revenue (including GAT, Ted and Directus revenue for 1998) for the U.S and non-U.S. markets increased approximately 51% and 29%, respectively. Excluding the impact of the acquired subscription revenue, the increase was 29% for U.S. and 14% for Non-U.S. subscription revenues. In both cases revenues from non-U.S. sources were adversely impacted by changes in foreign currency exchange rates (See section A above).

Revenue growth primarily came from equity models and related data reflecting the continued success of the BARRA Aegis System-TM-. Various new single country and global versions of this equity analytics system have been introduced continuously since July 1995. Fixed income product sales also contributed, primarily to the non-US increase, as a result of sales of the BARRA COSMOS System-TM-. Increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions.

REVENUES FROM OTHER SOURCES RELATED TO THE INSTITUTIONAL ANALYTICS BUSINESS include timesharing revenues, seminar revenues and other recurring fees. Fluctuations in these revenue sources result primarily from the timing of seminars and the amount of timesharing billed to clients.

CONSULTING FEES
Consulting fees consist of fixed income consulting (acquired in the GAT acquisition); services to pension plan sponsors ("Sponsor Services") which are usually recurring retainer-based fee arrangements; and consulting to money managers ("Strategic Services"), which are usually non-recurring, project engagements that are completed in phases. Also included in Strategic Services revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, Strategic Services revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions. Consulting fees from GAT's fixed income consulting unit amounted to $248,000 for the three month period ended June 30, 1998. Excluding the impact of GAT consulting fees, revenues from consulting services decreased approximately $400,000 compared to the same period a year ago reflecting lower transaction fees of approximately $300,000 and a decline in project related revenues for the Strategic Service group.

ELECTRONIC BROKERAGE
Electronic brokerage revenues consist of license fees from Portfolio System for Institutional Trading ("POSIT"), which increased $1,146,000 or 46% compared to the same quarter a year ago. BARRA's revenues from POSIT are derived from commissions generated by the trading volume in the system. POSIT revenue increases reflect record trading volumes during the quarter.

ASSET MANAGEMENT
Asset management revenues increased $1,948,000 or 57% compared to the same quarter a year ago. Asset management revenues consist of fees generated from active management of investor accounts by Symphony LLC and fees earned by BARRA RogersCasey Asset Services Group from management of customized multi-manager programs.

Symphony LLC's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. Symphony's total revenues were $4,883,000 for the current quarter compared to $2,999,000 for the same quarter a year ago. This increase in total revenues was the result of substantial increases in both base and performance fees due to growth in assets under management. As of June 30, 1998, Symphony had approximately $2.4 billion under direct management. Of the funds under direct management, approximately $1.6 billion are managed under agreements that provide for performance fees in addition to a base management fee.

Performance fees included in total revenues were $1,384,000 for the current quarter compared to $378,000 for the same quarter a year ago. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of each year of the contract. The increase in performance fee revenues for the June, 1998 quarter over the same quarter a year ago is the result of an increase in the number and value of investor account anniversaries. Assets under management subject to performance fees have increased approximately $600 million or 60% from June 30, 1997. The pattern of anniversaries can change from quarter to quarter because of the addition, termination and re-negotiation of account agreements. There is also, of course, no assurance that the investment performance will continue at historical levels. It is presently estimated that approximately 10% and 60% of the performance based funds under management will have performance fee determination dates in the quarters ended September 30, 1998 and December 31, 1998, respectively.

Symphony's future revenues will depend on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

OPERATING EXPENSES. For the three month period ended June 30, 1998 compared to the same period a year ago, total operating expenses, including one-time acquisition charges, decreased $3,012,000 or 10%. Excluding one-time acquisition charges, operating expenses increased $6,902,000 or 34%.

COST OF SUBSCRIPTION PRODUCTS
Cost of subscription products consists of computer access charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense increased $916,000 or 53% compared to the same quarter a year ago. Excluding the impact of acquired operations, cost of subscription products increased approximately 29% compared to the same period a year ago reflecting higher data, communication and seminar expenses.

COMPENSATION AND BENEFITS
Compensation and benefits increased $3,790,000 or 29% compared to the same quarter a year ago. Excluding compensation and benefit costs from acquisitions of approximately $2.4 million for the three months ended June 30, 1998, the increase was 11%. The increases from the same quarter a year ago are primarily the result of wage increases that take effect on July 1 within each fiscal year, a modest increase in average headcount, increases in consultant costs associated with Year 2000 and other projects, and increases in other related employee benefit costs.

RENT EXPENSE
Rent expense increased $607,166 or 54% compared to the same quarter a year ago. Approximately $140,000 of the increase is from acquired operations while the remaining increase reflects new or expanded office space in London, Brazil, New York and Darien, CT since June of 1997.

OTHER OPERATING EXPENSES
Other operating expenses increased $1,589,000 or 33% compared to the same quarter a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data and other expenses related to asset management operations, marketing, advertising, outside legal and accounting services and other corporate expenses. The increases from the same quarter a year ago reflect expenses of acquired operations of approximately $1,200,000. Excluding expenses from acquired operations, other operating expenses increased $389,000 or 8% compared to the same quarter a year ago. These increases reflect higher data costs associated with asset management activities as well as increases in computer and communication costs and various other operating costs associated with BARRA's expanding business.

ONE-TIME ACQUISITION CHARGES
One-time acquisition charges of $9,914,000 ($.74 per share) for the three month period ended June 30, 1997 represent purchased in-process research and development in connection with the acquisition of GAT on June 24, 1997. As required by generally accepted accounting principles, the portion of the purchase price allocated to purchased in-process technology was immediately expensed.

INTEREST INCOME AND OTHER
Interest income and other increased over the same quarter a year ago as a result of higher recorded gains on short-term investments.

MINORITY INTEREST
Minority interest primarily represents the share of profits from Symphony Asset Management LLC that is due to the principals.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO

The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio primarily consists of investments in: a) short-term, high-credit quality money market funds - amounting to approximately $22.2 million at June 30, 1998; b) short-term, high credit quality municipal debt securities - amounting to approximately $6.3 million at June 30, 1998; and c) market-neutral investment programs managed by two of the Company's subsidiaries - amounting to approximately $11.2 million at June 30, 1998. The short-term money market funds and the municipal debt securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.

The Company's investments in market-neutral programs consist principally of long and short positions placed directly (in the case of funds managed by Symphony) or indirectly (in the case of funds managed by BARRA RogersCasey Asset Services Group) through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by the Company's professional investment advisers and the performance of the funds is reviewed periodically by management and the Company's Board of Directors.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

The Company invoices customers in Europe in both British Pound Sterling and European Currency Units. In Japan, the Company bills its customers in Japanese Yen. Excluding customers in these locations, the Company generally bills for its services in U.S. dollars. BARRA has not engaged in foreign currency hedging activities. To the extent of its local currency (Yen, Pound and ECU) invoicing, its international revenues are subject to currency exchange fluctuation risk.
To the extent that international revenues that are invoiced in local currencies increase in the future, the Company's exposure to fluctuations in currency exchange rates will correspondingly increase. Currency fluctuations may also effectively increase the cost of BARRA's products and services in countries in which customers are invoiced in U.S. dollars. See also Part I, Item 2, "Foreign Currency and Business in Asia" for a description of the impact of changes in foreign currency exchange rates during the quarter ended June 30, 1998.

The Company has no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels needed to meet current operating needs.

                            PART II - OTHER INFORMATION

Each statement made in this Part II containing any future verb tense or any form of the words "believe", "future", "forward", "estimate", "anticipate" or "expect" is a forward looking statement that may involve a number of risk factors and uncertainties. A discussion of those risk factors is located in the first paragraph of Part I, Item 2. Further information can be found throughout this form and in the Company's Form 10-K.

ITEM 1.   LEGAL PROCEEDINGS.
All information required by this item has been previously reported under the heading "Legal Proceedings" in the Form 10-K. There have been no other material developments in the legal proceedings of BARRA since the date of the Form 10-K.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
Effective August 14, 1998, the Company changed its state of incorporation from California to Delaware. The reincorporation was accomplished through a merger (the "Merger") of BARRA, Inc., a California corporation ("BARRA California"), into its wholly owned Delaware subsidiary, BARRA (DE), Inc. ("BARRA Delaware"). Upon the Merger, BARRA Delaware changed its name to BARRA, Inc. As a result of the Merger, each outstanding share of BARRA California Common Stock, no par value, was automatically converted into one share of BARRA Delaware Common Stock, par value $.0001 per share. Except for (a) the increase in the Company's authorized number of shares of Common Stock from 40,000,000 to 75,000,000, (b) the elimination of shareholder action by written consent, (c) the elimination of the right of shareholders controlling at least ten percent of the voting shares to call a special meeting of the shareholders, (d) the elimination of the right of shareholders to cumulate their votes and (e) changes that are dictated by the application of Delaware law, the BARRA Delaware Certificate of Incorporation and Bylaws are substantially similar to those currently adopted by BARRA California. As of the effective date of the Merger, BARRA Delaware has also entered into indemnification agreements with each of its directors and certain of its officers in a form approved by the Company's shareholders as a part of the reincorporation proposal. The reincorporation proposal was approved by the Company's shareholders at the Company's Annual Meeting of Shareholders on August 5, 1998. See also Item 4, Item 6(a) and Item 6(b)(i) and (ii) below.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The Annual Meeting of the Shareholders of BARRA was held on Wednesday, August 5, 1998.

The meeting was held to consider and vote upon (i) electing directors to serve for the ensuing year and until their successors are duly elected and qualified; (ii) approving the merger of BARRA into its wholly-owned Delaware subsidiary for the purpose of changing the state of incorporation of BARRA from California to Delaware and effecting certain changes in the charter and the Bylaws of BARRA; (iii) approving a proposal to increase BARRA's authorized number of shares of Common Stock from 40,000,000 to 75,000,000 and (iv) ratifying the selection of Deloitte & Touche LLP as independent auditors of BARRA for the fiscal year ended March 31, 1999. The votes case with respect to each director are summarized as follows: A.
George Battle, for 12,201,922, withheld 333,399; John F. Casey, for 12,197,224, withheld 338,097; M. Blair Hull, for 12,202,322, withheld
332,999; Norman J. Laboe, for 12,201,422, withheld 333,899; Ronald J. Lanstein, for 12,201,372, withheld 333,949; Andrew Rudd, for 12,201,372, withheld 333,949.

The votes cast to approve the merger of BARRA into a wholly-owned Delaware subsidiary for the purpose of changing the state of incorporation of BARRA from California to Delaware and effecting certain changes in the charter and the Bylaws of BARRA are summarized as follows: for 8,723,564, against 1,228,887, abstain 471,482, broker non-vote 2,111,388. The votes cast to approve the increase in the Company's authorized number of shares of Common Stock from 40,000,000 to 75,000,000 are summarized as follows: for 11,675,144, against 384,033, abstain 476,144. The votes cast to ratify the selection of Deloitte & Touche LLP as independent auditors are summarized as follows: for 12,057,449, against 8,550, abstain 469,322.

ITEM 5.   OTHER INFORMATION.

On June 17, 1998 the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities of Redpoint Software, Inc. ("Redpoint"). For further details regarding the Redpoint transaction see Note 2 of the Notes to Consolidated Financial Statements and Item 2 of Part I of this form.

Stockholders who expect to present a proposal at the 1999 Annual Meeting of Stockholders which is not included in the Company's proxy statement should notify the Secretary of the Company at 2100 Milvia Street, Berkeley, California 94704 of the proposal by May 16, 1999. Without such notice, proxy holders appointed by the Board of Directors of the Company will be entitled to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
(a)  the following exhibits are required by Item 601 of the Regulation S-K:


Exhibit                                           Sequential
Number         Exhibit Description                Page Number
------         -------------------                -----------
3.1            Certificate of Incorporation
               Of BARRA, Inc.                          25

3.2            Bylaws of BARRA, Inc.                   27

27             Financial Data Schedule                 36
               (electronic filing only)

(b)  Reports on Form 8-K:

     (i) Current Report on Form 8-K filed June 8, 1998 containing BARRA, Inc.'s press release regarding its agreement to acquire substantially all of the assets and assume certain of the liabilities of Redpoint Software, Inc.

     (ii) Current Report on Form 8-K filed June 18, 1998 containing BARRA, Inc.'s press release regarding the closing of its acquisition of substantially all of the assets and assumption of certain liabilities of Redpoint, Software, Inc.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BARRA, Inc.
                                             (Registrant)


Date:  August 14, 1998                  /s/ Andrew Rudd
                                   -----------------------------------------
                                   Andrew Rudd, Chairman of the Board of
                                   Directors and Chief Executive Officer



Date:  August 14, 1998                  /s/ James D. Kirsner
                                   -----------------------------------------
                                   James D. Kirsner, Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit                                           Sequential
Number         Exhibit Description                Page Number
------         -------------------                -----------
3.1            Certificate of Incorporation            25
               Of BARRA, Inc.

3.2            Bylaws of BARRA, Inc.                   27

27             Financial Data Schedule                 36
               (electronic filing only)
