Form 10-Q
period 1998-09-30
BARRA INC /CA
filed 1998-11-13
CIK 878483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of September 30, 1998 was 13,879,898.

                                       INDEX



PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and as of March 31, 1998

          Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 1998 and 1997

          Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Item 3    Quantitative and Qualitative Disclosures About Market Risk



PART II   OTHER INFORMATION

Item 1    Legal Proceedings

Item 2    Changes in Securities and Use of Proceeds

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

                                    PART I
ITEM 1.   FINANCIAL STATEMENTS.
                         BARRA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

               AS OF SEPTEMBER 30, 1998 (UNAUDITED) AND MARCH 31, 1998

                                                     September 30,   March 31,
                                                       1998           1998
                                                    -------------  -------------
                            ASSETS
Current assets:
  Cash and cash equivalents........................  $17,058,650    $33,673,314
  Short-term investments...........................   15,317,835      8,294,394
  Investment in municipal debt securities-
   available for sale..............................    6,391,664      6,265,204
  Accounts receivable:
    Subscription and other (Less allowance for
     doubtful accounts of $152,733 and $169,183)...   22,977,511     18,152,071
    Asset Management...............................    7,206,494      2,449,324
    Related parties................................    5,371,259      3,855,057
  Prepaid expenses.................................    1,782,846      1,965,819
                                                    -------------  -------------
    Total current assets...........................   76,106,259     74,655,183
                                                    -------------  -------------
Investments in unconsolidated companies............    2,625,456      2,128,532
Premises and equipment:
  Computer and office equipment....................   18,675,941     16,447,653
  Furniture and fixtures...........................    5,585,130      5,006,947
  Leasehold improvements...........................    8,296,035      6,677,300
                                                    -------------  -------------
    Total premises and equipment...................   32,557,106     28,131,900
Less accumulated depreciation and amortization.....  (15,898,494)   (13,513,701)
                                                    -------------  -------------
                                                      16,658,612     14,618,199
Deferred tax assets................................    2,282,522      2,282,522
Computer software (less accumulated amortization
  of $1,484,065 and $1,051,275)....................    1,625,406      1,544,704
Other assets.......................................    1,315,458      1,463,824
Goodwill and other intangibles (less accumulated
  amortization of $4,339,962 and $3,215,801).......   28,935,719     24,767,142
                                                    -------------  -------------
Total.............................................. $129,549,432   $121,460,106
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................   $1,655,826     $2,223,129
  Due to related party.............................    1,374,972      1,079,199
  Accrued expenses payable:
    Accrued compensation...........................    4,739,642      9,663,688
    Accrued corporate income taxes.................    4,939,621      4,884,113
    Other accrued expenses.........................    8,044,623      7,211,705
  Unearned revenues................................   23,548,489     22,160,710
                                                    -------------  -------------
    Total current liabilities......................   44,303,173     47,222,544
                                                    -------------  -------------
Deferred tax liabilities...........................    1,573,500      1,486,362
Minority interest in equity of subsidiary..........    2,435,780      2,000,217
STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 13,879,898 and 13,675,388
   shares issued and outstanding...................        1,388          1,368
  Additional paid-in capital.......................   29,113,293     27,829,967
  Retained earnings................................   53,078,447     43,875,659
  Foreign currency translation adjustment..........     (956,149)      (956,011)
                                                    -------------  -------------
    Total stockholders' equity.....................   81,236,979     70,750,983
                                                    -------------  -------------
Total.............................................. $129,549,432   $121,460,106
                                                    =============  =============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                        BARRA INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE and SIX MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                   Three Months Ended        Six Months Ended
                                     September 30,             September 30,
                                ------------------------- -------------------------
                                  1998         1997         1998         1997
                                ------------ ------------ ------------ ------------
Operating Revenues:
  Subscription and consulting
    fees....................... $28,237,994  $23,691,131  $55,028,387  $44,809,455
  Electronic brokerage.........   4,518,551    2,368,129    8,285,815    4,949,034
  Asset management.............   6,270,069    5,174,933   11,625,560    8,582,166
                                ------------ ------------ ------------ ------------
    Total operating revenues...  39,026,614   31,234,193   74,939,762   58,340,655
                                ------------ ------------ ------------ ------------
Operating Expenses:
  Cost of subscription products   2,328,283    1,611,046    4,959,130    3,326,267
  Compensation and benefits....  18,998,244   15,192,724   35,747,018   28,151,224
  Rent expense.................   1,883,368    1,418,554    3,622,162    2,550,182
  Other operating expenses.....   6,308,254    6,055,365   12,650,195   10,808,132
  One-time acquisition charges.        --            --           --     9,914,000
                                ------------ ------------ ------------ ------------
    Total operating expenses...  29,518,149   24,277,689   56,978,505   54,749,805
                                ------------ ------------ ------------ ------------
Interest Income & Other........     229,841      616,369      802,676    1,071,439
                                ------------ ------------ ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Minority Interest
  and Income Taxes.............   9,738,306    7,572,873   18,763,933    4,662,289
Equity in Net Income and Loss
  of Investees.................    (116,800)     (45,806)    (366,946)     (24,118)
Minority Interest..............  (1,955,137)  (1,193,531)  (3,310,964)  (1,782,768)
                                ------------ ------------ ------------ ------------
Income before Income
  Taxes........................   7,666,369    6,333,536   15,086,023    2,855,403
Income Taxes...................  (2,989,884)  (2,660,085)  (5,883,235)  (5,443,959)
                                ------------ ------------ ------------ ------------
Net Income (Loss)..............  $4,676,485   $3,673,451   $9,202,788  ($2,588,556)
                                ============ ============ ============ ============
Net Income (Loss) Per Share:
  Basic........................       $0.34        $0.27        $0.67       ($0.20)
                                ============ ============ ============ ============
  Diluted......................       $0.32        $0.25        $0.63       ($0.20)
                                ============ ============ ============ ============
Weighted Average Common and
Common Equivalent Shares:
  Basic........................  13,821,724   13,402,542   13,784,447   13,055,971
                                ============ ============ ============ ============
  Diluted......................  14,568,491   14,406,827   14,569,809   13,055,971
                                ============ ============ ============ ============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                       BARRA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

                                                        Six Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       1998           1997
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss).................................   $9,202,788    ($2,588,556)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
     Equity in net income and loss of investees...      366,946         24,118
     Minority interest............................    3,310,964      1,782,768
     Depreciation and amortization................    3,550,314      2,044,082
     Gains on marketable securities...............     (250,000)      (150,000)
     One-time acquisition charges.................        --         9,914,000
     Other........................................       87,000       (305,513)
Changes in:
     Accounts receivable - subscription and other.   (4,825,440)    (5,026,171)
     Accounts receivable - asset management.......   (4,757,170)    (1,791,889)
     Accounts receivable - related parties........   (1,516,202)     3,147,098
     Prepaid expenses.............................      182,973       (474,956)
     Other assets.................................      148,366       (911,909)
     Accounts payable, due to related party
      and accrued expenses........................   (4,549,457)    (5,167,558)
     Unearned revenues............................    1,322,779      3,761,985
                                                   -------------  -------------
Net cash provided by operating activities.........    2,273,861      4,257,499
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................   (4,418,975)    (5,657,498)
Short-term investments - net......................   (6,773,441)    (1,270,569)
Investment in municipal debt securities -
  available for sale..............................     (126,460)    (7,267,254)
Acquisitions - cash paid..........................   (5,356,031)    (1,713,529)
Investments in unconsolidated companies...........     (621,563)    (1,803,559)
Repayments on note receivable.....................        --         2,105,836
                                                   -------------  -------------
Net cash used in investing activities               (17,296,470)   (15,606,573)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority shareholders.................   (2,875,401)    (2,213,828)
Repayments on notes payable and lines of credit...        --          (713,022)
Proceeds from sale of common stock................    1,283,346        816,323
                                                   -------------  -------------
Net cash used in financing activities.............   (1,592,055)    (2,110,527)
                                                   -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........  (16,614,664)   (13,459,601)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..   33,673,314     25,831,118
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........  $17,058,650    $12,371,517
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense.............................       $7,615        $29,264
     Income taxes.................................   $5,827,727     $3,878,925

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

BARRA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of BARRA, Inc. (the "Company" or "BARRA") and its wholly-owned subsidiaries. Also included in the accompanying consolidated financial statements are the accounts of, 1) Bond Express, L.P. ("Bond Express"), in which the Company determined it had controlling financial interest beginning June 1, 1996; and,
2) Symphony Asset Management, LLC ("Symphony LLC"), a 50%-owned joint venture. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position of BARRA as of September 30, 1998 and the results of its operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 1998 consolidated balance sheet is derived from the audited consolidated financial statements included in BARRA's Annual Report on Form 10-K for the fiscal year ended
March 31, 1998, filed with the Securities and Exchange Commission on June 25, 1998 (the "Form 10-K"), but does not include all disclosures required by generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.


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


4.  REINCORPORATION

Effective August 14, 1998, the Company changed its state of incorporation from California to Delaware. The reincorporation was accomplished through a merger (the "Merger") of BARRA, Inc., a California corporation ("BARRA California"), into its wholly owned Delaware subsidiary, BARRA (DE), Inc. ("BARRA Delaware"). Upon the Merger, BARRA Delaware changed its name to BARRA, Inc.
As a result of the Merger, each outstanding share of BARRA California Common Stock, no par value, was automatically converted into one share of BARRA Delaware Common Stock, par value $.0001 per share. Accordingly, prior period common stock amounts have been reclassified to reflect the $.0001 par value of Common Stock issued and outstanding. Also in connection with the reincorporation, the Company increased the authorized number of shares of Common Stock from 40,000,000 to 75,000,000.


5.  RECLASSIFICATION

Revenues from bond offering services provided by Bond Express, L.P. of $384,539 and $761,737 for the three and six months ended September 30, 1997, respectively, have been reclassified on the accompanying Consolidated Statement of Operations from "Electronic Brokerage" to "Subscription and Consulting" to conform with the current period presentation.


6.  NEW ACCOUNTING STANDARDS

Comprehensive Income

Beginning with its 1999 fiscal year, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. In accordance with SFAS 130, the Company has set forth in the table below the components of "Other Comprehensive Income" and "Comprehensive Income":

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

                                   Three Months Ended        Six Months Ended
                                     September 30,             September 30,
                                ------------------------- -------------------------
                                  1998         1997         1998         1997
                                ------------ ------------ ------------ ------------
Net Income (Loss)............    $4,676,485   $3,673,451   $9,202,788  ($2,588,556)
Other Comprehensive income
 (loss):
   Change in foreign
   currency translation
   adjustment during period..      (125,414)    (192,954)        (138)      95,770
                                ------------ ------------ ------------ ------------
Comprehensive income (loss)..    $4,551,071   $3,480,497   $9,202,650  ($2,492,786)
                                ============ ============ ============ ============



Segment Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Although SFAS No. 131 need not be applied to interim financial statements in the initial year of application, comparative information for interim periods of fiscal 1999 will be reported in the Company's interim financial statements in fiscal 2000. Further, all comparative information for prior periods will be restated to conform to the provisions of SFAS 131. Application of the disclosure requirements of SFAS 131 will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the BARRA, Inc. ("BARRA" or the "Company") unaudited financial statements and related notes presented in this Form 10-Q. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future. Each statement made in this discussion and analysis and elsewhere in this report containing any future verb tense or form of the words "anticipate", "estimate", "expect", "designed", "believe", "future", "forecasts", "intends", "perceives", "possible",
"potential", "targeted", "may", "plan or "plans",
"scheduled", "would", "could", "should", or "forward" or similar expression is a forward-looking statement that may involve a number of risk factors and uncertainties. The Company does not undertake to update, revise or correct any of the forward-looking information. Among other factors that could cause actual results to differ materially are the following: business conditions and other changes in the Company's industry; competitive factors such as rival products and price pressures both domestically and internationally; availability of adequate third-party data on reasonable terms and at reasonable prices; significant delays or excessive costs associated with product research, development and/or introduction; the loss of a large single revenue source; the investment performance and the timing of performance fee determination dates for the Company's asset management subsidiary; significant changes in trading volumes on the POSIT trading system; the ability of software, data and other systems to accommodate date changes after December 31, 1999 (as further discussed below in this section under "General- Year 2000"); the adoption of the Euro Currency (as further discussed below in this section under "General - European Monetary Union ("EMU")");
and fluctuations in U.S. dollar exchange rates for non-U.S. currencies. Further information and potential risk factors that could affect the Company's financial results are included throughout this Form 10-Q and in the Company's Form 10-K for the fiscal year ended March 31, 1998.

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



Year 2000

The Year 2000 issue, also known as the "millennium bug" or the "Y2K" problem, refers to the inability of many computer systems and other equipment with computer chips to accurately process dates in the Year 2000 and beyond. This occurs because many software programs have been coded using a six-digit date format (MM/DD/YY) that identifies a year as a two-digit field rather than a four-digit field. As a result, on January 1, 2000, any clock or date recording mechanism, including date-sensitive software, that uses only two digits to represent a year may recognize a two digit date (e.g. "00") as referring to "1900" rather than "2000," which could in turn result in system failure or miscalculations. As used below, the term "Y2K compliant" means that the product or system referred to has file structures and naming conventions that accommodate a date transition to the next century without performance interruption.

The following discussion of the Y2K Project (as defined below), including but not limited to cost estimates and estimates about the Y2K Project phases (including completion percentages and target deadlines within each phase) are based upon management estimates that are derived utilizing numerous assumptions of future events. Such estimates are subject to uncertainties that could cause actual results to differ materially from such estimates. There can be no guarantee that any such estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Project. Factors that could influence such estimates or cause them to differ from actual results include, but are not limited to: the success and timeliness of the Company in identifying all relevant software code, the nature and amount of programming required to upgrade or replace affected software, the timely responses to and corrections by third parties, the ability to implement interfaces between any new systems and those systems not being replaced, the rate and magnitude of labor and consulting costs associated with the Y2K Project, the availability and cost of personnel for the Y2K Project and other resources and the success, timeliness of the Company's vendors and other third parties with whom the Company has business relationships in addressing the Y2K problem, and other uncertainties. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Year 2000 readiness of external parties and the interdependence of global businesses, the Company cannot make any assurances regarding its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its results of operations, liquidity and financial condition, or expose it to third party liability.

State of Readiness. The Company must address the potential effects of the Y2K problem on its core institutional analytics and other products and services that consist of software applications and proprietary databases. In addition, the Company's other systems, including its internal hardware and software systems as well as embedded systems contained in its non-information technology systems, must be separately addressed. Accordingly, the discussion below describes the Company's Year 2000 efforts with respect to its products and services as well as its other systems. As used below, the term "BARRA Products" refers to the Company's software applications that allow users to access the Company's risk, valuation and other proprietary models and databases, but excludes the Company's proprietary data update processes as well as third party technology, joint venture technology and data embedded in such BARRA Products. "DUPs" refers to the Company's internal proprietary systems that update the data processed through the BARRA Products. "BARRA Services" refers to the consulting services offered by the Company's Analytics Consulting group, BARRA RogersCasey, Inc. and BARRA Strategic Consulting Group, Inc. as well as the asset management services provided through BARRA RogersCasey Asset Services Group, Inc., but excludes asset management and other services provided by various partnerships and joint ventures in which the Company participates but is not the principal operator.

In 1997, the Company assembled a Year 2000 project team comprised of internal and outside professionals to review and identify areas that may be adversely affected by Y2K problems. The project team has formulated a Year 2000 project plan to achieve the objectives of (i) testing substantially all BARRA Products and BARRA Services that the Company anticipates selling and supporting as of January 1, 2000 for Y2K compliance by March 31, 1999 and (ii) testing BARRA's other systems for Y2K compliance by the end of September 1999 (the "Y2K Project"). The scope of the Y2K Project covers the BARRA Products, DUPs, BARRA Services and third party and joint venture products and other systems (including hardware, software, embedded systems and other products supporting the Company's infrastructure).

The Company has adopted seven phases for the Y2K Project as it relates to those BARRA Products, DUPs and BARRA Services that the Company anticipates selling and supporting as of January 1, 2000, as described in the table below. The percentages and target deadlines are based upon estimates at October 31, 1998 of the total number of labor hours, including internal and outside personnel, required for completion of each phase:

                                                    Status as of October 31, 1998:  Approximate
Phase        Objective                              Percentage Complete (Target Deadline)
------------ -------------------------------------- ------------------------------------------------
Awareness    Make each department aware of the Y2K  Complete for BARRA Products, DUPs and BARRA
             problem, and convey management's       Services.
             commitment to BARRA's Y2K compliance
             efforts to all departments.

Inventory    Create comprehensive lists of each     BARRA Products:  Complete
             BARRA Product, DUP and BARRA Service.  DUPs:  75% (December 31, 1998)
                                                    BARRA Services:  50% (December 31, 1998)

Assessment   Assess the inventoried BARRA           BARRA Products:  85% (January 31, 1999 for IDP
             Products, DUPs and BARRA Services to   products1; complete for other BARRA Products)
             determine what modifications or        DUPs:  10% (January 31, 1999)
             enhancements are needed, if any.       BARRA Services:  40% (January 31, 1999)

Solution     Plan the activities, develop the       BARRA Products:  65% (February 28, 1999 for IDP
Design and   schedule and estimate the costs of     products1; November 30, 1998 for other BARRA
Planning     Year 2000 modifications.  In           Products)
             addition, establish basic management   DUPs:  5% (February 28, 1999)
             and development processes, along with  BARRA Services:  80% (February 28, 1999)
             general standards and verification
             techniques applicable to the Y2K
             compliance tasks.

Development  Execute the plans developed to         BARRA Products:  70% (February 28, 1999)
and          achieve Y2K compliance.                DUPs:  less than 5% (April 30, 1999)
Modification                                        BARRA Services:  80% (March 31, 1999)

Testing      Test and verify Y2K compliance.        BARRA Products:  45% (March 31, 1999)
                                                    DUPs:  5% (July 31, 1999)
                                                    BARRA Services:  phase not begun (April 30,
                                                    1999)

Distribution Deliver Y2K compliant BARRA Products   BARRA Products:  phase not begun (April 15, 1999)
             and BARRA Services to clients.         DUPs:  phase not applicable to DUPs
                                                    BARRA Services:  phase not begun (May 31, 1999)


1 IDP products are produced by the Company's Investment Data Products business unit, which develops and markets a variety of proprietary databases along with electronic screening and analysis products to be used with the data. Through September 30, 1998, revenues from sales of IDP products represented approximately 6% of the Company's total operating revenues for fiscal year 1999.


While the Company's testing methodology varies depending upon the relevant testing requirements, the Company generally tests for Y2K compliance by performing each BARRA Product, DUP and BARRA Service from the end user's perspective using various Year 2000 dates. In addition, the Company intends to have independent parties audit the Y2K compliance of certain of its more significant BARRA Products.

The seven phases described above cover only those BARRA Products that the Company anticipates selling and supporting as of January 1, 2000. The Company intends to deliver Y2K compliant versions of such BARRA Products via regular maintenance services provided to its client base. Decisions to discontinue other BARRA Products prior to the Year 2000 will be made in the ordinary course of business and are not expected to be based solely upon Year 2000 issues. The Company currently expects that all discontinued BARRA Products will be replaced with more advanced software applications which are Y2K compliant prior to the Year 2000. BARRA Products scheduled to be discontinued for which full replacements are not currently available represent approximately 2% of the total estimated annual operating revenues for fiscal year 1999.

The Y2K Project includes the process of identifying and prioritizing critical vendors, and communicating with them about their plans and progress in addressing the Y2K problem. Accordingly, the Company has delivered questionnaires to each of its vendors that currently provides data for the BARRA Products, DUPs and BARRA Services in order to assess their Y2K compliance efforts and the Company's related exposure. Approximately 80% of such vendors had responded to such questionnaires at September 30, 1998. Most responses include statements that the data delivered to the Company is currently, or will be prior to the Year 2000, delivered in a format that is Y2K compliant. In instances where a vendor's response indicates that its data is not currently delivered in a Y2K compliant format, the Company has requested that test data be made available when such vendor's data is rendered Y2K compliant. While there can be no assurance regarding the availability of any such test data, the Company expects that most vendors will make such test data available by early 1999. In addition, substantially all of the data received from such vendors is indirectly tested by the Company for Y2K compliance as part of the Company's Y2K compliance testing of BARRA Products, DUPs and BARRA Services. Because no single purchaser of BARRA Products or BARRA Services accounts for more than 2% of the Company's revenues at September 30, 1998, the Company currently intends to review the Y2K compliance of only its twenty largest customers by March 31, 1999.

The Y2K Project includes some review of the asset management businesses of Symphony Asset Management, Inc., the Company's wholly owned subsidiary ("Symphony Inc."), and Symphony Inc.'s
50% owned subsidiary, Symphony LLC, as well as the Portfolio System for Institutional Trading ("POSIT"). Because the Company is not the principal operator of Symphony LLC and POSIT, the Company is only indirectly involved in reviewing these businesses for Y2K compliance. Based on information available to the Company, as of October 31, 1998, the approximate completion percentages (and target deadlines) with respect to these businesses were as follows: Awareness: 100%; Inventory: 15% (January 31, 1999); Assessment: 35% (February 28, 1999); Solution Design and Planning: 30% (June 30, 1999); Development and
Modification: 55% (August 31, 1999); Testing: less than 5% (September 30, 1999). The Distribution phase is inapplicable to these businesses. The Y2K Project does not cover the businesses of other various partnerships and joint ventures in which the Company participates but is not the principal operator.

With respect to the Company's other systems, the Company is substantially dependent upon outside vendors for its internal hardware (such as computer equipment and phone systems), software (such as operating systems, software supporting BARRA Products, DUPs and BARRA Services, software for its payroll, accounting and other support systems) and other systems, including non-information technology microcontrollers embedded in equipment and machinery (such as elevators). The Company intends to distribute questionnaires to each of its existing vendors whose products or services support its other systems in order to assess their Y2K compliance efforts and the Company's related exposure. The Company currently estimates that it will complete assessment and remediation of any Y2K compliance problems identified by the responses to such questionnaires by September 30, 1999. However, the Company's Y2K efforts relating to its other systems will continue indefinitely to the extent that the Company acquires new components for, or makes modifications or improvements to, its existing internal systems. The Company expects to replace those components which are not identified as Y2K compliant with compliant versions from either the same or alternate vendors. As the Y2K Project is currently focused on the BARRA Products, DUPs and BARRA Services, the Company does not expect to distribute any questionnaires to its vendors supporting its other systems until early 1999.

In addition to infrastructure-related software and systems supported by outside sources, the Y2K Project includes an analysis of Delphi, the Company's internally developed software used to track its client contacts and manage its orders and invoices, client support and distribution systems. Delphi also interfaces with other systems such as accounting and BARRAlink data delivery systems. As of October 31, 1998, Delphi's Y2K compliance was in the testing phase. The testing methodology includes reviewing Delphi's software design and code. The Company expects to complete testing of Delphi by December 31, 1998.

Costs. The estimated total cost of the Y2K Project is approximately $5.4 million, which includes the fees paid to outside solution providers, the costs of repairing or replacing software and hardware, the costs of identifying and communicating with data vendors and the costs associated with the Company's internal labor expenses. The total amount expended on the Y2K Project through the three months and six months ending September 30, 1998 was approximately $450,000 and $750,000, respectively, of which approximately $170,000 and $280,000, respectively, consist of costs associated with the Company's internal labor expenses. The Company had not incurred costs for the Y2K Project prior to September 30, 1997. Of the total amount expended on the Y2K Project to date, approximately $75,000 related to capitalized equipment. The estimated future cost of completing the Y2K Project is approximately $4.6 million, of which approximately $1.5 million relates to the Company's internal labor expenses.
Internal labor costs include the salaries of those employees other than senior management who devote a portion of their time to the Y2K Project. The foregoing costs include those costs incurred by the Company in connection with its review of the Y2K compliance of Symphony, Inc., Symphony LLC and POSIT, but exclude the Company's potential share of costs that may be incurred by other various partnerships and joint ventures in which the Company participates but is not the principal operator. Costs of the Y2K Project are expensed by the Company during the period in which they are incurred. Funds for the Y2K Project are provided from the Company's available cash resources, including cash provided from operations and short-term investments. The Company does not expect funds necessary for completion of the Y2K Project to be in excess of such available cash resources.

Risks. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities, operations or systems. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company's data vendors, for example, may be unable to provide timely and accurate data as a result of the Y2K problem. Since the underlying financial data received from such vendors fuel BARRA Products and BARRA Services, any inability to receive accurate data, as well as timely data updates, could significantly undermine the quality of the Company's risk, valuation and other proprietary models and databases, as well as the quality and timely delivery of the BARRA Products and BARRA Services. Because the Company derives significant revenue from licenses for its software applications, the Company generally faces additional risks of product disruption and potential liability not applicable to non-software providers. In addition, the BARRA Products scheduled to be discontinued for which full replacements are not currently available represent approximately 2% of the estimated total annual operating revenues for fiscal year 1999. To the extent that customers receiving the discontinued BARRA Products elect not to await their replacements and instead terminate their subscriptions, the Company will lose the revenues associated with such subscriptions.

Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Year 2000 readiness of vendors and other third parties (including joint venture partners) with whom the Company has business relationships, the Company is unable to determine at this time whether the consequences of the Y2K problem will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the compliance and readiness of its material third parties with whom the Company has business relationships. The Company believes that, assuming the successful completion of the Y2K Project as currently scheduled, the possibility of significant interruptions of normal operations should be reduced.

Contingency Plans. The Company's Y2K project team is continuing to develop contingency plans in the event that Y2K problems arise despite the Company's compliance efforts. In particular, the Company intends to identify potential replacements for vendors supporting certain of its BARRA Products, DUPs and BARRA Services and expects to continue identifying such replacements throughout 1999. In addition, in the event that automated data updates supporting the Company's and Symphony LLC's asset management services fail as a result of Y2K non-compliance, the Company's employees may execute the updates manually, to the extent available. In the event that the products and services of vendors supporting the Company's other systems are not Y2K compliant, the Company intends to replace such products and services through upgrades or replacements. There is no assurance, however, that any potential replacements of vendors supporting BARRA Products, DUPs, BARRA Services or other systems will be available, that their products and services will be Y2K compliant or that the Company will be able to quickly incorporate such products and services into its own businesses.

As a result of their status as a registered investment adviser or broker-dealer, certain of the Company's subsidiaries and affiliates are subject to specific reporting requirements promulgated by the Securities and Exchange Commission and must file publicly available Year 2000 reports. Additional information regarding the Company's Y2K compliance efforts may be found in such reports.

European Monetary Union ("EMU")

Potential problems could also arise when the EMU replaces certain European currencies with the "Euro". That replacement will occur on January 1, 1999. To address the Euro issue, the Company has assembled a team of technology and finance professionals to review its applications and programs that use European currency data. As of October 31, 1998 the Company had released EMU-compatible versions of its principal equity analytics product, expected to release EMU-compatible versions of its global fixed income product by early December 1998 and expected to release the remainder of the products that will be altered by the end of December 1998. Expenses related to the Euro issue are expected to total approximately $.5 million, substantially all of which relate to internal labor costs incurred during the quarter ended September 30, 1998. The Company's expectations for future costs associated with and timely resolution of all Euro issues are subject to uncertainties that could cause actual results to differ materially from the projections set forth above. Factors that could influence the amount and timing of such costs include: the success and timeliness of the Company in identifying products, applications and internal software containing European currency data, the nature and amount of programming and research required to upgrade or replace each of the affected products and programs, the rate and magnitude of related labor and consulting costs, and the success of the Company's external vendors and service providers in addressing the Euro issue.

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

The Company has customers and three sales and client support offices in Asia. For the three and six months ended September 30, 1998, revenues from Asia totaled approximately $4.1 million and $7.9 million ($2.9 million and $5.8 million in Japan), respectively, or approximately 10% of total revenues. Excluding Japan, the Company bills its customers in Asia in US dollars and has nominal expenses in local currencies. Recent volatility in Asian capital markets has negatively impacted yen denominated revenues and could adversely impact future subscription renewals and related revenues for customers throughout Asia.

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

For the three month period ended September 30, 1998, when compared to the same period a year ago, the U.S. dollar strengthened significantly against the yen and was relatively unchanged against the pound and ECU - all of which had the net effect of reducing net revenues and net income by approximately $618,000 and $120,000, respectively, compared to exchange rates in effect for the three month period ended September 30, 1997.

Because the functional currency of BARRA Japan is the yen, the translation gains and losses associated with the consolidation of its balance sheets at points in time are reported as part of stockholders' equity.

Under current operating arrangements in the countries in which BARRA does business, there are no restrictions upon the flow of funds from BARRA's foreign subsidiaries to the parent company.


B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's consolidated financial condition result from a comparison of BARRA's balance sheet at September 30, 1998 (unaudited) to the balance sheet at March 31, 1998. All amounts have been rounded to the nearest $1,000.

Financial Condition

Total assets increased $8,089,000 or 7%.

Total current assets increased $1,451,000 or 2%. This net increase consists primarily of decreased cash and equivalents as a result of investing activities and the payment of annual bonuses which occurred in May 1998 offset by increases in trade and other receivables associated with increases in sales and asset management fees - see the accompanying unaudited condensed consolidated statement of cash flows for more information.

Premises and equipment increased $4,425,000 or 16%. This increase reflects computer and other communication equipment purchases associated with ongoing internal network upgrade projects, growth in headcount, and purchases related to the Company's Y2K Project. In addition, the Company undertook office relocation or expansions in London, New York and Berkeley during the past six months.

Goodwill and other intangibles increased $4,169,000, net of related amortization, as a result of the Redpoint purchase discussed in Note 2 to the accompanying condensed consolidated financial statements.

Total current liabilities decreased $2,919,000. This decrease primarily reflects growth in BARRA product subscriptions offset by a decrease in accrued compensation as a result of the payment of annual bonuses to employees in May 1998.

Minority interest in equity of subsidiary represents minority equity interests in the net assets of Bond Express and Symphony
LLC.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and investment in municipal debt securities available-for-sale totaled $38,768,000 at September 30, 1998. In addition, the Company has a commitment from a bank for an unsecured short-term line of credit of up to $5 million - of which, no amounts have been, or are presently anticipated to be, drawn down.

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


C.  RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's results of operations are derived from comparisons of BARRA's consolidated statements of operations for the three and six month periods ended September 30, 1998 and September 30, 1997. All amounts, except per share amounts, have been rounded to the nearest $1,000.

Net Income (Loss). Net income for the three month period ended September 30, 1998 was $4,676,000 or $0.32 per share (diluted), compared to net income of $3,673,000 or $0.25 per share (diluted) for the same quarter a year ago. Net income for the six month period ended September 30, 1998 was $9,203,000 compared to a net loss of $2,589,000 for the same period a year ago. Results for the six month period ended September 30, 1997 included a one-time acquisition charge of $9,914,000 ($.74 per share) related the write-off of in-process research and development in connection with the acquisition of Global Advanced Technology Corporation ("GAT").

Operating Revenues. Total operating revenues increased $7,792,000 or 25% over the same quarter a year ago and $16,599,000 or 28% compared to the same six month period a year ago. Operating revenues from GAT (acquired on June 17, 1997) and the TED and Directus assets (acquired on October 9, 1997) contributed $719,000 and $3,521,000 of the increase in total revenues for three and six months ended September 30, 1998, respectively, when compared to the same periods a year ago.


Subscription and Consulting fees consist of annual subscription fees for BARRA's software and investment data products, revenues from other sources related to the institutional analytics business and consulting services to pension plan sponsors and investment managers. A summary of the components and related changes is as follows (amounts in $000's):


                             Three Months Ended         Six Months Ended
                               September 30,              September 30,
                          -------------------------- --------------------------
                            1998     1997   %Change    1998     1997   %Change
                          -------- -------- -------- -------- -------- --------
Analytics and data
  subscriptions.......... $21,502  $17,681       22  $42,280  $32,913       28
Other analytics related..   1,481    1,262       17    3,033    2,540       19
Consulting...............   5,255    4,748       11     9715    9,356        4
                          -------- -------- -------- -------- -------- --------
TOTAL.................... $28,238  $23,691       19  $55,028  $44,809       23
                          ======== ======== ======== ======== ======== ========


Analytics and Data Subscriptions are for BARRA's software and investment data products and related updates. The Company generally bills and collects fees on an annual basis, but recognizes the income 1/12th per month over each year of the subscription period. Analytics and data subscriptions from GAT, TED and Directus accounted for $1,113,000 and $3,667,000 of the increase in analytics and data subscription revenue for the three and six months ended September 30, 1998, respectively, when compared to the same periods a year ago. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients, increasing revenues from existing customers through the introduction of new products and services, and acquisitions.

Revenue growth primarily came from equity models and related data reflecting the continued success of the BARRA Aegis System Tm. Various new single country and global versions of this equity analytics system have been introduced continuously since July
1995. Sales of the international versions of the fixed income products also contributed as a result of sales of the BARRA COSMOS System Tm. Increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions.

Revenues from other sources related to the institutional analytics business include timesharing revenues, seminar revenues and other recurring fees. Fluctuations in these revenue sources result primarily from the timing of seminars and the amount of timesharing billed to clients.

Consulting Fees consist of services to pension plan sponsors ("Sponsor Services") which are usually recurring retainer-based fee arrangements; and consulting to money managers, banks and insurance companies ("Strategic and Risk Services"), which are usually non-recurring, project engagements that are completed in phases. Also included in Strategic and Risk Services revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, Strategic and Risk Services revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions. Revenues from consulting services increased over the same three and six month periods a year ago as a result of significant growth in enterprise wide risk project revenue and modest growth from sponsor consulting.

Electronic Brokerage revenues consist of license fees from Portfolio System for Institutional Trading ("POSIT"), which increased $2,150,000 or 91% compared to the same quarter a year ago and $3,337,000 or 67% compared to the same six month period a year ago. BARRA's revenues from POSIT are derived from commissions generated by the trading volume in the system. POSIT revenue increases reflect record trading volumes during the quarter. POSIT crossed a record breaking average of 26.9 million shares per day for the September 1998 quarter and has crossed approximately 4.3 billion shares to date this calendar year.

Asset Management revenues increased $1,095,000 or 21% compared to the same quarter a year ago and $3,043,000 or 35% compared to the same six month period a year ago. Asset management revenues consist of fees generated from active management of investor accounts by Symphony LLC and fees earned by BARRA RogersCasey Asset Services Group from management of customized multi-manager programs.

Symphony LLC's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. Symphony's total revenues were $6,005,000 for the current quarter and $10,888,000 for the current year-to-date period compared to $4,788,000 and $7,787,000 for the same periods a year ago. This increase in total revenues was the result of increases in both base and performance fees due to growth in assets under management. As of September 30, 1998, Symphony had approximately $2.3 billion under direct management. Of the funds under direct management, approximately $1.6 billion are managed under agreements that provide for performance fees in addition to a base management fee.

Performance fees included in total revenues were $2,315,000 for the current quarter and $3,699,000 for the current year-to-date period compared to $1,834,000 and $2,212,000 for the same periods a year ago. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of each year of the contract. Symphony performance fees for the September, 1998 quarter were for accounts representing approximately 23% of the current total of assets subject to performance fees and included fees for some accounts that has partial year performance periods. The increase in performance fee revenues for the quarter and year-to-date periods over the same periods a year ago is the result of an increase in the number and value of investor account anniversaries. Assets under management subject to performance fees have increased approximately $600 million or 38% from September 30, 1997. The pattern of anniversaries can change from quarter to quarter because of the addition, termination and re-negotiation of account agreements. There is also, of course, no assurance that the investment performance will continue at historical levels. It is presently estimated that approximately 66% and 3% of the performance-based funds under management will have performance fee determination dates in the quarters ended December 31, 1998 and March 31, 1999, respectively.

Symphony's future revenues will depend on levels of assets under management, the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

Operating Expenses. For the quarter ended September 30, 1998 compared to the same quarter a year ago, total operating expenses increased $5,240,000 or 22% including the impact of acquired business since June, 1997. For the six month period ended September 30, 1998 compared to the same period a year ago, total operating expenses, including one-time acquisition charges, increased $2,229,000 or 4%. Excluding one-time acquisition charges, operating expenses increased $12,143,000 or 27%.

Cost of Subscription Products consists of computer access charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense increased $717,000 or 45% compared to the same quarter a year ago and $1,633,000 or 49% compared to the same six month period a year ago. Including the impact of acquired operations, cost of subscription products increased compared to the same periods a year ago as a result of higher software amortization, data costs associated with expanding product lines and acquired products, and higher seminar expenses principally as a result of seminar timing.

Compensation and Benefits increased $3,806,000 or 25% compared to the same quarter a year ago and increased $7,596,000 or 27% compared to the same six month period a year ago. Including compensation and benefit costs from business acquired, the increases from the same periods a year ago are primarily the result of annual salary adjustments that take effect on July 1 each fiscal year, increases in incentive compensation including the effect of changes in the pattern of accrual during each year, a modest increase in total average headcount (excluding the effect of acquired employees), increases in consultant costs associated with Year 2000 and other projects, and increases in other related employee benefit costs associated with more employees and general cost increases.

Rent Expense increased $465,000 or 33% compared to the same quarter a year ago and increased $1,072,000 or 42% compared to the same six month period a year ago. The increase for both period comparisons reflects costs from acquired operations plus new or expanded office space in London, New York, San Francisco, Berkeley and Darien.

Other Operating Expenses increased $253,000 or 4% compared to the same quarter a year ago and $1,842,000 or 17% compared to the same six month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data and other expenses related to asset management operations, marketing, advertising, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. Including expenses from acquired operations, other operating expenses increased as a result of increases in advertising and marketing, printing costs, travel and entertainment, computer and communication costs and various other operating costs associated with business growth. In addition, other operating expenses for the three months ended September 30, 1998 were favorably impacted by lower losses on foreign exchange currency translation compared to the same quarter a year ago.

Interest Income and Other decreased over the same quarter and same six month periods a year ago as a result of lower recorded gains on short-term investments, lower interest bearing note receivable balances and lower invested cash balances.

Minority Interest primarily represents the share of profits from Symphony Asset Management LLC that is due to the principals.


Item 3.         Quantitative and Qualitative Disclosures About Market
Risk

Investment Portfolio

The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio primarily consists of investments in: a) short-term, high-credit quality money market funds - amounting to approximately $21.2 million at September 30, 1998; b) short-term, high credit quality municipal debt securities - amounting to approximately $6.4 million at September 30, 1998; and c) market-neutral investment programs managed by two of the Company's subsidiaries - amounting to approximately $11.2 million at September 30, 1998. The short-term money market funds and the municipal debt securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.

The Company's investments in market-neutral programs consist principally of long and short positions placed directly (in the case of funds managed by Symphony LLC) or indirectly (in the case of funds managed by BARRA RogersCasey Asset Services Group) through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by the Company's professional investment advisers and the performance of the funds is reviewed periodically by management and the Company's Board of Directors.

Impact of Foreign Currency Rate Changes

The Company invoices customers in Europe in both British Pound Sterling and European Currency Units. In Japan, the Company bills its customers in Japanese Yen. Excluding customers in these locations, the Company generally bills for its services in U.S. dollars. BARRA has not engaged in foreign currency hedging activities. To the extent of its local currency (Yen, Pound and ECU) invoicing, its international revenues are subject to currency exchange fluctuation risk. To the extent that international revenues that are invoiced in local currencies increase in the future, the Company's exposure to fluctuations in currency exchange rates will correspondingly increase. Currency fluctuations may also effectively increase the cost of BARRA's products and services in countries in which customers are invoiced in U.S. dollars. See also Part I, Item 2, "Foreign Currency and Business in Asia" for a description of the impact of changes in foreign currency exchange rates during the quarter ended September 30, 1998.

The Company has no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

PART II - OTHER INFORMATION

Each statement made in this Part II containing any future verb tense or any form of the words "anticipate", "estimate", "expect", "designed", "believe," "future", "forecasts", "intends", "perceives", "possible", "potential",
"targeted", "may", "plan or "plans", "scheduled",
"would", "could", "should", or "forward" or similar expression is a forward-looking statement that may involve a number of risk factors and uncertainties. The Company does not undertake to update, revise or correct any of the forward-looking information. A discussion of those risk factors is located in the first paragraph of Part I, Item 2, throughout this Form 10-Q and in the Company's Form 10-K for the fiscal year ended March 31, 1998.

Item 1. Legal Proceedings.

All information required by this item has been previously reported under the heading "Legal Proceedings" in the Form 10-K. There have been no other material developments in the legal proceedings of BARRA since the date of the Form 10-K.

Item 2. Changes in Securities and Use of Proceeds.

All information required by this item has been previously reported under Part II, Item 2 in the Company's June 30, 1998 Form 10-Q. There have been no other changes in securities and use of proceeds since the date of the June 30, 1998 Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

All information required by this item has been previously reported under Part II, Item 4 in the Company's June 30, 1998 Form 10-Q. There have been no other submission of matters to a vote of the security holders of BARRA since the date of the June 30, 1998 Form 10-Q.

Item 5. Other Information.

On September 2, 1998, the Company repurchased in two transactions
10,000 shares of its own Common Stock at an aggregate price of $188,750 and 8,000 shares of its own Common Stock at an aggregate price of $156,500.

On September 3, 1998, the Company repurchased 6,800 shares of its own Common Stock at an aggregate price of $128,350.

On September 8, 1998, the Company repurchased 2,800 shares of its own Common Stock at an aggregate price of $52,850.

At its October 23, 1998 quarterly meeting, the Board of Directors of the Company authorized BARRA's officers to use up to $4,000,000 to purchase additional shares of the Company's Common Stock on The Nasdaq Stock Market.





Item 6. Exhibits and Reports on Form 8-K.

(a)     The following exhibits are required by Item 601 of the Regulation
S-K:

Exhibit
Number                    Exhibit Description

27                      Financial Data Schedule
                        (electronic filing only)

(b)     Reports on Form 8-K:

Current Report on Form 8-K filed August 14, 1998 regarding the change of the Company's state of incorporation from the State of California to the State of Delaware and attaching as an exhibit thereto the Agreement and Plan of Merger of BARRA (DE), Inc. (a Delaware corporation) and BARRA, Inc. (a California corporation) executed in connection therewith, and reporting the approval by the Company's shareholders of an increase in the Company's authorized number of shares of Common Stock from 40,000,000 to 75,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BARRA, Inc.
        (Registrant)


Date:  November 13, 1998                     /s/ Andrew Rudd
                                             Andrew Rudd, Chairman of the
                                             Board of Directors and Chief
                                             Executive Officer


Date:  November 13, 1998                     /s/ James D. Kirsner
                                             James D. Kirsner, Chief
                                             Financial Officer

EXHIBIT INDEX


Exhibit
Number                    Exhibit Description

27                      Financial Data Schedule
                        (electronic filing only)