Form 10-Q
period 1998-12-31
BARRA INC /CA
filed 1999-02-16
CIK 878483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           Commission File Number 0-19690

                                    BARRA, INC.
               (Exact name of registrant as specified in its charter)


          Delaware                                       94-2993326
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of December 31, 1998 was 13,974,374

                                       INDEX



PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of December 31, 1998 (unaudited) and as of March 31, 1998

          Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 1998 and 1997

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 1998 and 1997

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

Item 6    Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

                                    PART I
ITEM 1.   FINANCIAL STATEMENTS.
                         BARRA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

               AS OF DECEMBER 31, 1998 (UNAUDITED) AND MARCH 31, 1998

                                                     December 31,    March 31,
                                                       1998           1998
                                                    -------------  -------------
                            ASSETS
Current assets:
  Cash and cash equivalents........................  $20,857,464    $33,673,314
  Short-term investments...........................   16,664,756      8,294,394
  Investment in municipal debt securities-
   available for sale..............................    6,447,330      6,265,204
  Accounts receivable:
    Subscription and other (Less allowance for
     doubtful accounts of $350,025 and $169,183)...   23,655,493     18,152,071
    Asset Management...............................   11,766,208      2,449,324
    Related parties................................    4,103,181      3,855,057
  Prepaid expenses.................................    3,017,395      1,965,819
                                                    -------------  -------------
    Total current assets...........................   86,511,827     74,655,183
                                                    -------------  -------------
Investments in unconsolidated companies............    2,722,772      2,128,532
Premises and equipment:
  Computer and office equipment....................   19,648,551     16,447,653
  Furniture and fixtures...........................    5,845,050      5,006,947
  Leasehold improvements...........................    8,918,878      6,677,300
                                                    -------------  -------------
    Total premises and equipment...................   34,412,479     28,131,900
Less accumulated depreciation and amortization.....  (16,936,257)   (13,513,701)
                                                    -------------  -------------
                                                      17,476,222     14,618,199
Deferred tax assets................................    2,282,522      2,282,522
Computer software (less accumulated amortization
  of $1,689,176 and $1,051,275)....................    1,534,590      1,544,704
Other assets.......................................    1,029,767      1,463,824
Goodwill and other intangibles (less accumulated
  amortization of $5,082,543 and $3,215,801).......   28,495,608     24,767,142
                                                    -------------  -------------
Total.............................................. $140,053,308   $121,460,106
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................   $2,866,857     $2,223,129
  Due to related party.............................       62,675      1,079,199
  Accrued expenses payable:
    Accrued compensation...........................    7,444,059      9,663,688
    Accrued corporate income taxes.................    6,646,843      4,884,113
    Other accrued expenses.........................    7,129,900      7,211,705
  Unearned revenues................................   23,065,822     22,160,710
                                                    -------------  -------------
    Total current liabilities......................   47,216,156     47,222,544
                                                    -------------  -------------
Deferred tax liabilities...........................    1,730,173      1,486,362
Minority interest in equity of subsidiary..........    3,825,153      2,000,217
STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 13,974,374 and 13,675,388
   shares issued and outstanding...................        1,397          1,368
  Additional paid-in capital.......................   29,899,161     27,829,967
  Retained earnings................................   57,623,772     43,875,659
  Foreign currency translation adjustment..........     (242,504)      (956,011)
                                                    -------------  -------------
    Total stockholders' equity.....................   87,281,826     70,750,983
                                                    -------------  -------------
Total.............................................. $140,053,308   $121,460,106
                                                    =============  =============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                        BARRA INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE and NINE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997
                                 (Unaudited)

                                   Three Months Ended        Nine Months Ended
                                     December 31,              December 31,
                                ------------------------- -------------------------
                                  1998         1997         1998         1997
                                ------------ ------------ ------------ ------------
Operating Revenues:
  Subscription and consulting
    fees....................... $28,786,503  $26,312,507  $83,814,890  $70,706,634
  Electronic brokerage.........   3,905,894    2,474,830   12,191,709    7,839,192
  Asset management.............   9,864,837   13,972,527   21,490,397   22,554,693
                                ------------ ------------ ------------ ------------
    Total operating revenues...  42,557,234   42,759,864  117,496,996  101,100,519
                                ------------ ------------ ------------ ------------
Operating Expenses:
  Cost of subscription products   2,197,059    2,151,763    7,156,189    5,337,191
  Compensation and benefits....  20,603,269   16,954,164   56,350,287   45,105,388
  Occupancy ...................   1,892,833    1,397,947    5,514,995    3,948,129
  Other operating expenses.....   7,489,733    7,734,077   20,139,928   18,683,048
  One-time acquisition charges.        --            --           --     9,914,000
                                ------------ ------------ ------------ ------------
    Total operating expenses...  32,182,894   28,237,951   89,161,399   82,987,756
                                ------------ ------------ ------------ ------------
Interest Income & Other........     307,917      319,642    1,110,593    1,391,081
                                ------------ ------------ ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Minority Interest
  and Income Taxes.............  10,682,257   14,841,555   29,446,190   19,503,844
Equity in Net Income and Loss
  of Investees.................      27,783       (5,000)    (339,163)     (29,118)
Minority Interest..............  (3,256,379)  (5,132,980)  (6,567,343)  (6,915,748)
                                ------------ ------------ ------------ ------------
Income before Income
  Taxes........................   7,453,661    9,703,575   22,539,684   12,558,978
Income Taxes...................  (2,908,336)  (4,045,975)  (8,791,571)  (9,489,934)
                                ------------ ------------ ------------ ------------
Net Income (Loss)..............  $4,545,325   $5,657,600  $13,748,113   $3,069,044
                                ============ ============ ============ ============
Net Income (Loss) Per Share:
  Basic........................       $0.33        $0.42        $0.99        $0.23
                                ============ ============ ============ ============
  Diluted......................       $0.31        $0.39        $0.94        $0.22
                                ============ ============ ============ ============
Weighted Average Common and
Common Equivalent Shares:
  Basic........................  13,929,448   13,489,852   13,830,675   13,201,177
                                ============ ============ ============ ============
  Diluted......................  14,644,804   14,509,595   14,592,137   14,182,470
                                ============ ============ ============ ============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                    BARRA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (Unaudited)

                                                        Nine Months Ended
                                                          December 31,
                                                   ----------------------------
                                                       1998           1997
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss).................................  $13,748,113     $3,069,044
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
     Equity in net income and loss of investees...      339,163         29,118
     Minority interest............................    6,567,343      6,915,748
     Depreciation and amortization................    5,497,653      3,830,644
     Gains on marketable securities...............     (397,388)      (250,000)
     One-time acquisition charges.................            0      9,914,000
     Other........................................      747,414       (267,172)
Changes in:
     Accounts receivable - subscription and other.   (5,503,422)    (3,007,352)
     Accounts receivable - asset management.......   (9,316,884)   (10,537,769)
     Accounts receivable - related parties........     (248,124)       501,795
     Prepaid expenses.............................   (1,051,576)      (735,321)
     Other assets.................................      434,057       (997,174)
     Accounts payable, due to related party
      and accrued expenses........................   (1,223,340)       569,384
     Unearned revenues............................      840,112      1,137,761
                                                   -------------  -------------
Net cash provided (used) by operating activities..   10,433,121     10,172,706
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................   (6,443,093)    (7,016,956)
Short-term investments - net......................   (7,972,974)    (2,122,201)
Investment in municipal debt securities -
  available for sale..............................     (182,126)     4,110,097
Acquisitions - cash paid..........................   (5,356,031)   (13,491,154)
Investments in unconsolidated companies...........     (621,563)    (1,803,559)
Repayments on note receivable.....................        --         2,105,836
                                                   -------------  -------------
Net cash used in investing activities               (20,575,787)   (18,217,937)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority shareholders.................   (4,742,407)    (3,271,688)
Repayments on notes payable and lines of credit...        --          (713,022)
Proceeds from sale of common stock................    2,595,673      1,695,216
Common stock repurchased..........................     (526,450)      (782,900)
                                                   -------------  -------------
Net cash used in financing activities.............   (2,146,734)    (2,289,494)
                                                   -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........  (12,289,400)   (10,334,725)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..   33,673,314     25,831,118
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........  $21,383,914    $15,496,393
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense.............................      $13,052        $44,210
     Income taxes.................................   $7,028,841     $5,460,880

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

BARRA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of BARRA, Inc. (the "Company" or "BARRA") and its wholly-owned subsidiaries. Also included in the accompanying consolidated financial statements are the accounts of, 1) Bond Express, L.P. ("Bond Express"), in which the Company determined it had controlling financial interest beginning June 1, 1996 (see
Note 7); and, 2) Symphony Asset Management, LLC ("Symphony
LLC"), a 50%-owned joint venture. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position of BARRA as of December 31, 1998 and the results of its operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 1998 consolidated balance sheet is derived from the audited consolidated financial statements included in BARRA's Annual Report on Form 10-K for the fiscal year ended
March 31, 1998, filed with the Securities and Exchange Commission on June 25, 1998 (the "Form 10-K"), but does not include all disclosures required by generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.


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



RECLASSIFICATION

Revenues from bond offering services provided by Bond Express, L.P. of $415,328 and $1,177,066 for the three and nine months ended December 31, 1997, respectively, have been reclassified in the accompanying Consolidated Statement of Operations from "Electronic Brokerage" to "Subscription and Consulting" to conform with the current period presentation.


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





CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

                                   Three Months Ended        Nine Months Ended
                                     December 31,             December 31,
                                ------------------------- -------------------------
                                  1998         1997         1998         1997
                                ------------ ------------ ------------ ------------
Net Income (Loss)............    $4,545,325   $5,657,600   $13,748,113  $3,069,044
Other Comprehensive income
 (loss):
   Change in foreign
   currency translation
   adjustment during period..       713,645    (403,685)     (713,507)      176,703
                                ------------ ------------ ------------ ------------
Comprehensive income (loss)..    $5,258,970   $5,253,915  $14,461,620   $3,245,747
                                ============ ============ ============ ============



Segment Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. The Company is presently in the process of evaluating the impact, if any, of these requirements on the Company's reporting. Although SFAS No. 131, if applicable, need not be applied to interim financial statements in the initial year of application, comparative information for interim periods of fiscal 1999 will be reported in the Company's interim financial statements in fiscal 2000. Further, if applicable, all comparative information for prior periods will be restated to conform to the provisions of SFAS 131. Application of the disclosure requirements of SFAS 131 will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

SUBSEQUENT EVENT

On January 11, 1999, BARRA completed its acquisition of Bond Express, L.P. ("Bond Express"). The transaction superseded the terms of BARRA's 1995 minority investment in Bond Express and was accomplished in two steps. The Company, which was the sole limited partner of Bond Express, first converted certain indebtedness issued by Bond Express into additional partnership interests. Immediately following such conversion, BARRA purchased the remaining general partnership interests held by Bond Express, Inc. The transaction resulted in the automatic dissolution of Bond Express and the transfer of all of its assets and liabilities into BARRA, where the Investment Data Products Group will absorb the business. The purchase price was for $1,000,000 payable in equal monthly installments over the next two years, plus certain contingent consideration based upon total revenues from Bond Express products earned during the Year 2000. The amount of contingent consideration to be paid cannot be determined at this time, but assuming revenues from Bond Express products maintain their current levels throughout the year 2000, the contingent consideration is not expected to be less than $1,000,000.

The results of operations and financial position of Bond Express are not material and have been consolidated with BARRA's results of operations since June 1996 when BARRA determined it had acquired both financial and operational control of Bond Express. The initial consideration of $1,000,000 plus any future contingent consideration is expected to result in additional goodwill of similar amounts and will be amortized over a period of 10 years.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the BARRA, Inc. ("BARRA" or the "Company") unaudited financial statements and related notes presented in this Form 10-Q. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future. The following discussion and analysis of the Company's financial condition and results of operations contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Each statement made in this discussion and analysis and elsewhere in this report containing any future verb tense or form of the words "anticipate", "estimate", "expect", "designed",
"believe", "future", "forecasts", "intends", "perceives", "possible", "potential", "targeted", "may", "plan",
"scheduled", "would", "could", "should", or "forward" or similar expression is a forward-looking statement that may involve a number of risk factors and uncertainties. The Company does not undertake to update, revise or correct the forward-looking information. Among other factors that could cause actual results to differ materially are the following: business conditions and other changes in the Company's industry; competitive factors such as rival products and price pressures both domestically and internationally; availability of adequate third-party data on reasonable terms and at reasonable prices; significant delays or excessive costs associated with product research, development and/or introduction; the loss of a large single revenue source; the investment performance and the timing of performance fee determination dates for the Company's asset management businesses; significant changes in trading volumes on the POSIT trading system; the ability of software, data and other systems to accommodate date changes after December 31, 1999 (as further discussed below in this section under "General- Year 2000"); the adoption of the Euro Currency (as further discussed below in this section under "General - European Monetary Union ("EMU")");
and fluctuations in U.S. dollar exchange rates for non-U.S. currencies. Further information and potential risk factors that could affect the Company's financial results are included throughout this Form 10-Q and in the Company's Form 10-K for the fiscal year ended March 31, 1998.

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

The following discussion of the Y2K Project (as defined below), including but not limited to cost estimates, the timing of costs and estimates about the Y2K Project phases (including completion percentages and target deadlines within each phase) are based upon management estimates that are derived utilizing numerous assumptions of future events. Such estimates are subject to uncertainties that could cause actual results to differ materially from such estimates. There can be no guarantee that any such estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Project. Factors that could influence such estimates or cause them to differ from actual results include, but are not limited to: the success and timeliness of the Company in identifying all relevant software code data and other affected product features and functions, the nature and amount and adequacy of programming and research required to accommodate the year 2000 date change, the timely responses to and corrections by third parties, the ability to implement interfaces between any new systems and those systems not being replaced, the rate and magnitude of labor and consulting costs associated with the Y2K Project, the availability and cost of personnel for the Y2K Project and other resources and the success and timeliness of the Company's vendors and other third parties with whom the Company has business relationships in addressing the Y2K problem, and other uncertainties. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Year 2000 readiness of external parties and the interdependence of global businesses, the Company cannot make any assurances regarding its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue. Failure to resolve these problems may affect its results of operations, liquidity and financial condition, or expose it to third party liability.

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

The Company has adopted seven phases for the Y2K Project as it relates to those BARRA Products, DUPs and BARRA Services that the Company anticipates selling and supporting as of January 1, 2000, as described in the table below. The percentages and target deadlines are based upon estimates at January 31, 1999 of the total number of labor hours, including internal and outside personnel, required for completion of each phase:



                                                    Status as of January 31, 1999:  Approximate
Phase        Objective                              Percentage Complete (Target Deadline)
------------ -------------------------------------- ------------------------------------------------
Awareness    Make each department aware of the Y2K  Complete for BARRA Products, DUPs and BARRA
             problem, and convey management's       Services.
             commitment to BARRA's Y2K compliance
             efforts to all departments.

Inventory    Create comprehensive lists of each     Complete for BARRA Products, DUPs and BARRA
             BARRA Product, DUP and BARRA Service.  Services.


Assessment   Assess the inventoried BARRA           BARRA Products:  Complete
             Products, DUPs and BARRA Services to   DUPs:  40% (April 30, 1999)
             determine what modifications or        BARRA Services:  Complete
             enhancements are needed, if any.

Solution     Plan the activities, develop the       BARRA Products:  Complete
Design and   schedule and estimate the costs of     DUPs:  45% (May 31, 1999)
Planning     Year 2000 modifications.  In           BARRA Services:  90% (February 28, 1999)
             addition, establish basic management
             and development processes, along with
             general standards and verification
             techniques applicable to the Y2K
             compliance tasks.

Development  Execute the plans developed to         BARRA Products:  90% (March 31, 1999)
and          achieve Y2K compliance.                DUPs:  less than 40% (June 30, 1999)
Modification                                        BARRA Services:  65% (March 31, 1999)

Testing      Test and verify Y2K compliance.        BARRA Products:  75% (April 30, 1999)
                                                    DUPs:  14% (July 31, 1999)
                                                    BARRA Services:  15% (April 30, 1999)


Distribution Deliver Y2K compliant BARRA Products   BARRA Products:  65% (May 15, 1999)
             and BARRA Services to clients.         DUPs:  phase not applicable to DUPs
                                                    BARRA Services:  phase not begun (May 31, 1999)



While the Company's testing methodology varies depending upon the relevant testing requirements, the Company generally tests for Y2K compliance by performing each BARRA Product, DUP and BARRA Service from the end user's perspective using various Year 2000 dates. In addition, independent parties have performed Y2K compliance audits on some of the more significant BARRA Products.

The seven phases described above cover only those BARRA Products that the Company anticipates selling and supporting as of January 1, 2000. The Company intends to deliver Y2K compliant versions of such BARRA Products via regular maintenance services provided to its client base. Decisions to discontinue other BARRA Products prior to the Year 2000 will be made in the ordinary course of business and are not expected to be based solely upon Year 2000 issues. The Company expects that all discontinued BARRA Products will be replaced with more advanced software applications which are Y2K compliant prior to the Year 2000.

The 65% completion percentage for BARRA Services in the Development and Modification phase has decreased from the 80% completion percentage reported in the Company's Form 10-Q for the quarterly period ending September 30, 1998. This decrease was caused by a recent decision, for non-Y2K reasons, to retain two software programs currently used in connection with the Company's consulting services that previously had been scheduled for replacement.

The target completion dates for the Assessment, Solution Design and Planning and Development and Modification project phases applicable to DUPs have been delayed due to focused efforts to bring certain DUPs through the testing phase before addressing other DUPs in earlier phases. BARRA, however, continues to expect completion of testing of DUPs by July 31, 1999, after which data will be processed through, and distributed from, Y2K compliant DUPs.

The Y2K Project includes the process of identifying and prioritizing critical data vendors, and communicating with them about their plans and progress in addressing the Y2K problem. Accordingly, the Company has delivered questionnaires to each of its vendors that currently provides data for the BARRA Products, DUPs and BARRA Services in order to assess their Y2K compliance efforts and the Company's related exposure. Approximately 85% of such vendors had responded to such questionnaires at December 31, 1998. Most responses include statements that the data delivered to the Company is currently, or will be prior to the Year 2000, delivered in a Y2K compliant format. In instances where a vendor's response indicates that its data is not currently delivered in a Y2K compliant format, the Company has requested that test data be made available when such vendor's data is rendered Y2K compliant. While there can be no assurance regarding the availability of any such test data, the Company expects that most vendors will make such test data available by early 1999. In addition, substantially all of the data received from such vendors is indirectly tested by the Company for Y2K compliance as part of the Company's Y2K compliance testing of BARRA Products, DUPs and BARRA Services. Because no single purchaser of BARRA Products or BARRA Services accounts for more than 2% of the Company's revenues at December 31, 1998, the Company currently intends to review the Y2K compliance of only its thirty largest customers by March 31, 1999.

The Y2K Project includes some review of the asset management businesses of Symphony Asset Management, Inc., a wholly owned subsidiary of the Company ("Symphony Inc."), and Symphony Asset Management LLC, a 50% subsidiary of Symphony, Inc. ("Symphony
LLC" and, collectively with Symphony, Inc., "Symphony") as well as the Portfolio System for Institutional Trading and similar electronic brokerage systems ("POSIT Systems"). Because the Company is not the principal operator of Symphony or the POSIT Systems, the Company is only indirectly involved in reviewing these businesses for Y2K compliance. Based on information available to the Company, as of January 31, 1999, the approximate completion percentages (and target deadlines) with respect to these businesses were as follows: Awareness: 100%; Inventory:
100%; Assessment:  95% (February 28, 1999); Solution Design and
Planning: 70% (June 30, 1999); Development and Modification: 60% (August 31, 1999); Testing: 10% (September 30, 1999). The Distribution phase is inapplicable to these businesses. The Y2K Project does not cover the businesses of other various partnerships and joint ventures in which the Company participates but is not the principal operator.

With respect to the Company's other systems, BARRA is substantially dependent upon outside vendors for its internal hardware (such as computer equipment and phone systems), software (such as operating systems, software supporting BARRA Products, DUPs and BARRA Services, software for its payroll, accounting and other support systems) and other systems, including non-information technology microcontrollers embedded in equipment and machinery (such as elevators). The Company is in the process of distributing questionnaires to each of its existing vendors whose products or services support its other systems in order to assess their Y2K compliance efforts and the Company's related exposure. The Company currently estimates that it will complete assessment and remediation of any Y2K compliance problems identified by the responses to such questionnaires by September 30, 1999. However, the Company's Y2K efforts relating to its other systems will continue indefinitely to the extent that the Company acquires new components for, or makes modifications or improvements to, its existing internal systems. The Company expects to replace those components which are not identified as Y2K compliant with compliant versions from either the same or alternate vendors.

In addition to infrastructure-related software and systems supported by outside sources, the Y2K Project includes an analysis of Delphi, the Company's internally developed software used to track its client contacts and manage its orders and invoices, client support and distribution systems.

Costs. The estimated total cost of the Y2K Project is approximately $6.0 million, which includes fees paid to outside solution providers, the costs of repairing or replacing hardware and the costs associated with the Company's internal labor expenses. The total amount expended on the Y2K Project through the three months and nine months ending December 31, 1998 was approximately $1.5 million and $2.3 million, respectively, of which approximately $800,000 and $1.3 million, respectively, consist of costs associated with outside contractors. It is anticipated that costs for outside contractors for the quarter ending March 31, 1999 and June 30, 1999 will be approximately $1.3 and $1.2 million, respectively, and then it is anticipated these costs will decline as December 31, 1999 approaches. Of the total amount expended on the Y2K Project for the nine months ending December 31, 1998, approximately $930,000 related to internal labor expenses. The estimated future cost of completing the Y2K Project is approximately $3.7 million, of which approximately $2.7 million relates to outside contractors, approximately $570,000 relates to internal labor expenses and approximately $430,000 relates to the cost of repairing or replacing hardware. Internal labor costs include the salaries of those employees other than senior management who devote a portion of their time to the Y2K Project.

The foregoing costs include those costs incurred by the Company in connection with its review of the Y2K compliance of Symphony and the POSIT Systems, but exclude the Company's potential share of other costs that may be incurred by those and other various partnerships and joint ventures in which the Company participates but is not the principal operator. The Company expenses costs of the Y2K Project during the period in which they are incurred. Funds for the Y2K Project are provided from the Company's available cash resources, including cash provided from operations and short-term investments. The Company does not expect funds necessary for completion of the Y2K Project to be in excess of such available cash resources.

Risks. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities, operations or systems. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company's data vendors, for example, may be unable to provide timely and accurate data as a result of the Y2K problem. In addition, most BARRA Products and some BARRA Services require data processed by DUPs and, consequently, any Y2K problems affecting DUPs will adversely affect BARRA Products. Since the underlying financial data received from vendors and/or processed by DUPs fuel BARRA Products and/or BARRA Services, any inability to receive accurate data, as well as timely data updates, could significantly undermine the quality of the Company's risk, valuation and other proprietary models and databases, as well as the quality and timely delivery of the BARRA Products and BARRA Services. Because the Company derives significant revenue from licenses for its software applications, the Company generally faces additional risks of product disruption and potential liability not applicable to non-software providers. In addition, the BARRA Products scheduled to be discontinued for which full replacements are not currently available represent approximately 2% of the estimated total annual operating revenues for fiscal year 1999. To the extent that customers receiving the discontinued BARRA Products elect not to await their replacements and instead terminate their subscriptions, the Company will lose the revenues associated with such subscriptions.

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

Contingency Plans. The Company's Y2K project team is continuing to develop contingency plans in the event that Y2K problems arise despite the Company's compliance efforts. In particular, the Company intends to identify potential replacements for vendors supporting certain of its BARRA Products, DUPs and BARRA Services and expects to continue identifying such replacements throughout 1999. In addition, in the event that automated data updates supporting the Company's and Symphony's asset management services fail as a result of Y2K non-compliance, the Company's and Symphony's employees may execute the updates manually, to the extent available. In the event that the products and services of vendors supporting the Company's other systems are not Y2K compliant, the Company intends to replace such products and services through upgrades or replacements. There is no assurance, however, that any potential replacements of vendors supporting BARRA Products, DUPs, BARRA Services or other systems will be available, that their products and services will be Y2K compliant or that the Company will be able to quickly incorporate such products and services into its own businesses.

As a result of their status as a registered investment adviser or broker-dealer, certain of the Company's subsidiaries and affiliates are subject to specific reporting requirements promulgated by the Securities and Exchange Commission and must file publicly available Y2K reports. Additional information regarding the Company's Y2K compliance efforts may be found in such reports.

European Monetary Union ("EMU")

On January 1, 1999 the EMU replaced certain European currencies with the "Euro". As of January 31, 1999 the Company had delivered EMU-compatible software for all of its principal global equity and fixed income products. Certain changes to the Company's data update processes were also necessitated by the introduction of the Euro. These data update process revisions were complete as of January 31, 1999. Costs associated with EMU modifications are expected to total approximately $.5 million, substantially all of which related to internal labor costs. Costs associated with the completion of EMU modifications during the quarter ended March 31, 1999 are not expected to be significant.

Foreign Currency and Business in Asia

BARRA, as an international corporation, generates revenues from clients throughout the world, maintains sales and representative offices worldwide and holds certain deposits and accounts in foreign currencies. BARRA's revenues are generated from both United States and non-U.S. currencies. Prior to January 1, 1999 BARRA's subscriptions in the United Kingdom and the European Community are priced in British pounds sterling ("pounds") and European Currency Units ("ECUs"), respectively. Subsequent to December 31, 1998, European Community subscriptions are priced in EMUs. Additionally, BARRA's consolidated subsidiary, BARRA International (Japan), Ltd. ("BARRA Japan"), generates revenues, has expenses and has assets and liabilities in Japanese yen.

The Company has customers and three sales and client support offices in Asia. For the three and nine months ended December 31, 1998, revenues from Asia totaled approximately $4.0 million and $11.6 million ($3.1 million and $8.9 million in Japan), respectively, or approximately 10% of total revenues. Excluding Japan, the Company bills its customers in Asia in US dollars and has nominal expenses in local currencies. Recent volatility in Asian capital markets has negatively impacted revenues and could adversely impact future subscription renewals and related revenues for customers throughout Asia.

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

For the three month period ended December 31, 1998, when compared to the same period a year ago, the U.S. dollar weakened significantly against the yen and was relatively unchanged against the pound and ECU - all of which had the net effect of increasing net revenues and net income by approximately $125,000 and $25,000, respectively, compared to exchange rates in effect for the three month period ended December 31, 1997.

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



B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's consolidated financial condition result from a comparison of BARRA's balance sheet at December 31, 1998 (unaudited) to the balance sheet at March 31, 1998. All amounts have been rounded to the nearest $1,000.

Financial Condition
Total assets increased $18,593,000 or 15%.

Total current assets increased $11,863,000 or 16%. This net increase consists primarily of decreased cash and equivalents resulting from investing activities which, in turn, were offset by increases in trade and other receivables associated with increases in sales and asset management fees. See the accompanying unaudited condensed consolidated statement of cash flows for more information.

Premises and equipment increased $6,281,000 or 22%. This increase reflects computer and other communication equipment purchases associated with ongoing internal network upgrade projects, growth in headcount, and purchases related to the Company's Y2K Project. In addition, the Company undertook office relocation expansions in London, New York, San Francisco and Berkeley during the past nine months.

Goodwill and other intangibles increased $3,728,000, net of related amortization, as a result of the Redpoint purchase discussed in Note 2 to the accompanying condensed consolidated financial statements.

Total current liabilities decreased $6,000. This net decrease primarily reflects growth in BARRA product subscriptions, changes in the level of accrued income taxes based on the timing of income and estimated payments, offset by decreases in accrued compensation, as a result of the payment of annual bonuses to employees in May 1998, and amounts due to a related party as a result of payments associated with the termination of a joint venture.

Minority interest in equity of subsidiary represents minority equity interests in the net assets of Bond Express and Symphony
LLC.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and investment in municipal debt securities available-for-sale totaled $43,970,000 at December 31, 1998. In addition, the Company has a commitment from a bank for an unsecured short-term line of credit of up to $5 million - of which no amounts have been, or are presently anticipated to be, drawn down.

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

Principal Financial Commitments. The Company's principal financial commitments consist of obligations under operating leases, contracts for the use of computer and office facilities and contingent payments associated with certain business combinations (see Notes 2 and 7 in the accompanying unaudited consolidated financial statements).


C.  RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of BARRA's results of operations are derived from comparisons of BARRA's consolidated statements of operations for the three and nine month periods ended December 31, 1998 and December 31, 1997. All amounts, except per share amounts, have been rounded to the nearest $1,000.

Net Income (Loss). Net income for the three month period ended December 31, 1998 was $4,545,000 or $0.31 per share (diluted), compared to net income of $5,658,000 or $0.39 per share (diluted) for the same quarter a year ago. Net income for the nine month period ended December 31, 1998 was $13,748,000 compared to net income of $3,069,000 for the same period a year ago. Results for the nine month period ended December 31, 1997 included a one-time acquisition charge of $9,914,000 ($.70 per share) related the write-off of in-process research and development in connection with the acquisition of Global Advanced Technology Corporation ("GAT").

Operating Revenues. Total operating revenues decreased $203,000 or 1% compared to the same quarter a year ago and increased $16,396,000 or 16% compared to the same nine month period a year ago. Operating revenues from GAT (acquired on June 17, 1997) and the TED and Directus assets (acquired on October 9, 1997) included in the three and nine months ended December 31, 1998 were $2,772,000 and $8,375,000, respectively.

Subscription and Consulting fees consist of annual subscription fees for BARRA's software and investment data products, revenues from other sources related to the institutional analytics business and consulting services to pension plan sponsors and investment managers. A summary of the components and related changes is as follows (amounts in $000's):


                             Three Months Ended         Nine Months Ended
                               December 31,              December 31,
                          -------------------------- --------------------------
                            1998     1997   %Change    1998     1997   %Change
                          -------- -------- -------- -------- -------- --------
Analytics subscriptions.. $19,884  $17,504       14  $57,828  $49,533       17
Other analytics related..     996    1,319      (24)   4,029    3,860        4
Consulting...............   5,780    5,274       10   15,495   14,630        6
Investment Data Products.   2,127    2,216       (4)   6,463    3,099      109
                          -------- -------- -------- -------- -------- --------
TOTAL.................... $28,787  $26,313        9  $83,815  $71,122       18
                          ======== ======== ======== ======== ======== ========


Analytics Subscriptions are for BARRA's software and related updates. The Company generally bills and collects fees on an annual basis, but recognizes the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients, increasing revenues from existing customers through the introduction of new products and services, and acquisitions.

Revenue growth primarily came from equity models and related data reflecting the continued success of the BARRA Aegis System?. Various new single country and global versions of this equity analytics system have been introduced continuously since July 1995. Sales of the international versions of the fixed income products also contributed as a result of sales of the BARRA COSMOS System?. Increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions.

Other Analytics Related revenues associated with other institutional analytics business sources include timesharing revenues, seminar revenues and other recurring fees. Fluctuations in these revenue sources result primarily from the timing of seminars and the amount of timesharing billed to clients.

It is anticipated that there will not be any significant improvements in growth rates or in margins in the analytics businesses until the new U.S. fixed income products are released and sales have commenced, new enterprise risk management projects are sold and installed, and the Y2K Project is completed.

Consulting Fees consist of services to pension plan sponsors ("Sponsor Services") which are usually recurring retainer-based fee arrangements; and consulting to money managers, banks and insurance companies ("Strategic and Risk Services"), which are usually non-recurring, project engagements that are completed in phases. Also included in Strategic and Risk Services revenues are fees related to consulting work done in connection with strategic transactions involving clients. Accordingly, Strategic and Risk Services revenues are susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with strategic transactions. Revenues from consulting services increased over the same three and nine month periods a year ago as a result of significant growth in enterprise wide risk project revenue and modest growth from sponsor consulting.

Investment Data Products ("IDP") revenues consist of subscription and other revenues from the sale of data and related software. IDP was set up to extend the BARRA franchise into new market segments and broaden the range of BARRA users within its existing customer base. The Internet will be IDP's principal channel of distribution for subscription-based packages of proprietary data, third party and analytics in addition to various vendor distribution arrangements. The division will be a distributor of BARRA Risk Data and has subsumed the Investworks, Bond Express, Estimate Directory and Directus businesses.

The IDP division had pre-tax losses on a fully allocated basis of $1.6 million and $4.2 million for the three and nine month periods ended December 31, 1998, respectively. It is anticipated that losses will continue at current levels until the development of new and enhanced products is completed and sales of those products have commenced, which is expected to be at least six months from now.

Electronic Brokerage revenues consist of licnse fees from Portfolio System for Institutional Trading ("POSIT"), which increased $1,431,000 or 58% compared to the same quarter a year ago and $4,768,000 or 64% compared to the same nine month period a year ago. BARRA's revenues from POSIT are derived from commissions generated by the trading volume in the system. POSIT revenue increases reflect higher trading volumes as compared to the same periods a year ago. POSIT crossed approximately 5.8 billion shares for the 1998 calendar year.

Asset Management revenues decreased $4,108,000 or 29% compared to the same quarter a year ago and $1,064,000 or 5% compared to the same nine month period a year ago. Asset management revenues consist of fees generated from active management of investor accounts by Symphony and fees earned by BARRA RogersCasey Asset Services Group, Inc. from management of customized multi-manager programs.

Symphony's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. Symphony's total revenues were $9,603,000 for the current quarter and $20,491,000 for the current year-to-date period compared to $13,648,000 and $21,435,000, respectively, for the same periods a year ago. These net decreases in total revenues were the result of increases in base fees due to growth in assets under management offset by lower performance fees. As of December 31 1998, Symphony had approximately $2.5 billion under direct management. Of the funds under direct management, approximately $1.7 billion are managed under agreements that provide for performance fees in addition to a base management fee.

Performance fees included in total revenues were $5,936,000 for the current quarter and $9,635,000 for the current year-to-date period compared to $10,683,000 and $12,895,000 for the same periods a year ago. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of each year of the contract. Symphony performance fees for the December, 1998 quarter were for accounts representing approximately 66% of the current total of assets subject to performance fees and included fees for some accounts that had partial year performance periods. The decrease in performance fee revenues for the quarter and year-to-date periods over the same periods a year ago was the result of an increase in the number and value of investor account anniversaries offset by a decrease in the net return for those investor accounts compared to the same period a year ago. Assets under management subject to performance fees have increased approximately $400 million or 30% from December 31, 1997. The pattern of anniversaries can change from quarter to quarter because of the addition, termination or re-negotiation of account agreements. There is also, of course, no assurance that the investment performance will continue at historical levels. It is presently estimated that approximately 2% and 7% of the performance-based funds under management will have performance fee determination dates in the quarters ended March 31, 1999 and June 30, 1999, respectively. Because it is anticipated that less than 10% of the assets subject to performance fees will have anniversaries in the next two quarters, it is expected that there will be a decrease in revenues and earnings from the asset management business in the March 1999 and June 1999 quarters when compared to the December 1998 quarter.

Symphony's future revenues will depend on levels of assets under management, the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

Operating Expenses. For the quarter ended December 31, 1998 compared to the same quarter a year ago, total operating expenses increased $3,945,000 or 14%. For the nine month period ended December 31, 1998 compared to the same period a year ago, total operating expenses, including one-time acquisition charges, increased $6,174,000 or 7%. Excluding one-time acquisition charges, operating expenses increased $16,088,000 or 22%.

Cost of Subscription Products consists of computer access charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense increased $45,000 or 2% compared to the same quarter a year ago and $1,678,000 or 31% compared to the same nine month period a year ago. Including the impact of acquired operations, cost of subscription products increased compared to the same periods a year ago as a result of higher software amortization and data costs associated with expanding product lines and acquired products offset partially by lower seminar expenses principally as a result of seminar timing.

Compensation and Benefits increased $3,649,000 or 22% compared to the same quarter a year ago and increased $11,245,000 or 25% compared to the same nine month period a year ago. Including compensation and benefit costs from business acquired, the increases from the same periods a year ago are primarily the result of annual salary adjustments that take effect on July 1 each fiscal year, increases in incentive compensation including the effect of changes in the pattern of accrual during each year, an increase in total average headcount (excluding the effect of acquired employees), increases in consultant costs associated with Year 2000 and other projects, increases in other related employee benefit costs associated with more employees, and general cost increases. External consultant costs associated with the Y2K project are expected to increase approximately $500,000 and $630,000 in the three month periods ended March 31, 1999 and June 30, 1999, respectively, compared to the level of expense incurred for such services during the quarter ended December 31, 1998 (see also "Year 2000" in Part I, Item 2, Management's Discussion and Analysis.)

Occupancy Expense increased $495,000 or 35% compared to the same quarter a year ago and increased $1,567,000 or 40% compared to the same nine month period a year ago. The increase for both period comparisons reflects costs from acquired operations plus new or expanded office space in London, New York, San Francisco, Berkeley and Darien.

Other Operating Expenses decreased $244,000 or 3% compared to the same quarter a year ago and increased $1,598,000 or 9% compared to the same nine month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data and other expenses related to asset management operations, marketing, advertising, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. Including expenses from acquired operations, other operating expenses decreased from the same quarter a year ago as a result of lower data costs associated with asset management operations offset partially by increases in travel and entertainment, outside professional fees and various other operating costs associated with business growth. The increase in other operating expenses for the nine month period ended December 31, 1998 compared to the same period a year ago was primarily the result of increases in various other operating costs associated with business growth plus the impact of acquired operations that are only included in the prior year period from the date of acquisition.

Minority Interest primarily represents the share of profits from Symphony Asset Management LLC that is due to its principals.



Item 3.         Quantitative and Qualitative Disclosures About Market
Risk

Investment Portfolio

The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio primarily consists of investments in: a) short-term, high-credit quality money market funds - amounting to approximately $26.2 million at December 31, 1998; b) short-term, high credit quality municipal debt securities - amounting to approximately $6.4 million at December 31, 1998; and c) market-neutral investment programs managed by two of the Company's subsidiaries - amounting to approximately $11.3 million at December 31, 1998. The short-term money market funds and the municipal debt securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.

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

Impact of Foreign Currency Rate Changes

The Company invoices customers in Europe in both British Pound Sterling and European Currency Units. In Japan, the Company bills its customers in Japanese Yen. Excluding customers in these locations, the Company generally bills for its services in U.S. dollars. BARRA has not engaged in foreign currency hedging activities. To the extent of its local currency (Yen, Pound and ECU) invoicing, its international revenues are subject to currency exchange fluctuation risk. To the extent that international revenues that are invoiced in local currencies increase in the future, the Company's exposure to fluctuations in currency exchange rates will correspondingly increase. Currency fluctuations may also effectively increase the cost of BARRA's products and services in countries in which customers are invoiced in U.S. dollars. See also Part I, Item 2, "Foreign Currency and Business in Asia" for a description of the impact of changes in foreign currency exchange rates during the quarter ended December 31, 1998.

The Company has no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

PART II - OTHER INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Each statement made in this Part II containing any future verb tense or any form of the words "anticipate", "estimate", "expect", "designed", "believe," "future", "forecasts", "intends", "perceives", "possible",
"potential", "targeted", "may", "plan", "scheduled",
"would", "could", "should", or "forward" or similar expression is a forward-looking statement that may involve a number of risk factors and uncertainties. The Company does not undertake to update, revise or correct the forward-looking information. A discussion of those risk factors is located in the first paragraph of Part I, Item 2, throughout this Form 10-Q and in the Company's Form 10-K for the fiscal year ended March 31, 1998.

Item 1. Legal Proceedings.

All information required by this item has been previously reported under the heading "Legal Proceedings" in the Form
10-K. There have been no other material developments in the legal proceedings of BARRA since the date of the Form 10-K.

Item 5. Other Information.

As previously reported under Part II, Item 5 in the Company's September 30, 1998 Form 10-Q, at its October 23, 1998 quarterly meeting, the Board of Directors of the Company authorized BARRA's officers to use up to $4,000,000 to purchase additional shares of the Company's Common Stock on The Nasdaq Stock Market.

On November 17, 1998 Posit Joint Venture, the Company's 50/50 joint venture with ITG, Inc. ("ITG") entered into a license agreement with Investment Technology Group SG Limited ("ITGSG"), a newly formed entity owned 50% by Societe Generale, a French banking organization, and 50% by an affiliate of ITG. Under the license agreement, in exchange for future royalties, Posit Joint Venture will be providing to ITGSG software to operate within Europe an anonymous crossing network for UK and other European equities similar to the POSIT crossing network for US equities which is licensed to, and operated by, ITG. Simultaneously, the Company and ITG agreed to liquidate their 50/50 Global POSIT Joint Venture which had been entered into in 1990 to operate a crossing network for stocks traded on the International Stock Exchange and which had operated at a loss since inception.


On January 11, 1999, the Company completed its acquisition of Bond Express, L.P. ("Bond Express"). For further information regarding the Bond Express acquisition see Note 7 of the Notes to Consolidated Financial Statements.
Stockholder proposals intended to be included in the Company's proxy statement for the 1999 Annual Meeting of Stockholders must be received by the Company no later than February 26, 1999. Stockholders who expect to present a proposal at the 1999 Annual Meeting of Stockholders which is not included in the Company's proxy statement should notify the Secretary of the Company at 2100 Milvia Street, Berkeley, California 94704 of the proposal by May 16, 1999. Without such notice, proxy holders appointed by the Board of Directors of the Company will be entitled to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are required by Item 601 of the Regulation S-K:



                        Exhibit Description
Number
27                      Financial Data Schedule
                        (electronic filing only)

(b)     Reports on Form 8-K:    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BARRA, Inc.
        (Registrant)


Date:  February 12, 1999                     /s/ Andrew Rudd
                                             Andrew Rudd, Chairman of the
                                             Board of Directors and Chief
                                             Executive Officer


Date:  February 12, 1999                     /s/ James D. Kirsner
                                             James D. Kirsner, Chief
                                             Financial Officer

EXHIBIT INDEX


Exhibit
Number                    Exhibit Description

27                      Financial Data Schedule
                        (electronic filing only)