Form 10-Q/A
period 1998-12-31
BARRA INC /CA
filed 1999-03-05
CIK 878483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q/A

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
                                ============ ============ ============ ============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                    BARRA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (Unaudited)

                                                        Nine Months Ended
                                                          December 31,
                                                   ----------------------------
                                                       1998           1997
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss).................................  $13,748,113     $3,069,044
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
     Equity in net income and loss of investees...      339,163         29,118
     Minority interest............................    6,567,343      6,915,748
     Depreciation and amortization................    5,497,653      3,830,644
     Gains on marketable securities...............     (397,388)      (250,000)
     One-time acquisition charges.................            0      9,914,000
     Other........................................      747,414       (267,172)
Changes in:
     Accounts receivable - subscription and other.   (5,503,422)    (3,007,352)
     Accounts receivable - asset management.......   (9,316,884)   (10,537,769)
     Accounts receivable - related parties........     (248,124)       501,795
     Prepaid expenses.............................   (1,051,576)      (735,321)
     Other assets.................................      434,057       (997,174)
     Accounts payable, due to related party
      and accrued expenses........................   (1,223,340)       569,384
     Unearned revenues............................      840,112      1,137,761
                                                   -------------  -------------
Net cash provided (used) by operating activities..   10,433,121     10,172,706
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................   (6,443,093)    (7,016,956)
Short-term investments - net......................   (7,972,974)    (2,122,201)
Investment in municipal debt securities -
  available for sale..............................     (182,126)     4,110,097
Acquisitions - cash paid..........................   (5,356,031)   (13,491,154)
Investments in unconsolidated companies...........     (621,563)    (1,803,559)
Repayments on note receivable.....................        --         2,105,836
                                                   -------------  -------------
Net cash used in investing activities               (20,575,787)   (18,217,937)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority shareholders.................   (4,742,407)    (3,271,688)
Repayments on notes payable and lines of credit...        --          (713,022)
Proceeds from sale of common stock................    2,595,673      1,695,216
Common stock repurchased..........................     (526,450)      (782,900)
                                                   -------------  -------------
Net cash used in financing activities.............   (2,673,184)    (3,072,394)
                                                   -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........  (12,815,850)   (11,117,625)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..   33,673,314     25,831,118
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........  $20,857,464    $14,713,493
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense.............................      $13,052        $44,210
     Income taxes.................................   $7,028,841     $5,460,880

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


        BARRA, Inc.
        (Registrant)


Date:  March 4, 1999                         /s/ Andrew Rudd
                                             Andrew Rudd, Chairman of the
                                             Board of Directors and Chief
                                             Executive Officer


Date:  March 4, 1999                         /s/ James D. Kirsner
                                             James D. Kirsner, Chief
                                             Financial Officer

EXHIBIT INDEX


Exhibit
Number                    Exhibit Description

27                      Financial Data Schedule
                        (electronic filing only)