Form 10-K405
period 1999-03-31
BARRA INC /CA
filed 1999-06-29
CIK 878483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
          EXCHANGE ACT OF 1934. For the fiscal year ended March 31, 1999.

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
          EXCHANGE ACT OF 1934. For the transition period from _____ to _____.

                         Commission file number 0-19690
                                  BARRA, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  94-2993326
     (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)
  2100 Milvia Street, Berkeley, California               94704-1113
   (Address of principal executive offices)               (zip code)

                                 (510) 548-5442
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES X NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 7, 1999, as reported on The Nasdaq Stock Market(R), was approximately $229,000,000. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock outstanding as of June 7, 1999 was 14,107,751, all of one class.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS TO BE INCORPORATED BY REFERENCE                   SECTION OF FORM 10-K

Portions of the Proxy Statement for the 1999 Annual Meeting   Part III
of Shareholders, filed with the Securities and Exchange
Commission (SEC) along with this Form 10-K.

Portions of the 1999 Annual Report to Shareholders, filed     Parts I, II and IV
with the SEC as an exhibit to this Form 10-K.

                                TABLE OF CONTENTS


PART I                                                                                                  PAGE

Item 1        Business                                                                                     1
                  General                                                                                  1
                  Business Segments                                                                        1
                      Subscription and Consulting Business                                                 2
                      Electronic Trading Business                                                          5
                      Asset Management Business                                                            6
                  Marketing, Sales, Clients and Client Support                                             6
                  POSIT and Symphony Revenue Contributions                                                 8
                  Research and Product Development                                                         9
                  Competition                                                                              9
                  Fluctuations in Quarterly Operating Results                                             11
                  Proprietary Rights and Licenses                                                         11
                  Government Regulation                                                                   12
                  International Operations                                                                14
                  Employees                                                                               14
                  Risk Factors                                                                            14
Item 2        Properties                                                                                  21
Item 3        Legal Proceedings                                                                           21
Item 4        Submission of Matters to a Vote of Security Holders                                         22
              Executive Officers of the Company                                                           22

PART II

Item 5        Market for the Company's Common Equity and Related Stockholder Matters                      24
Item 6        Selected Financial Data                                                                     24
Item 7        Management's Discussion and Analysis of Financial Condition and Results of Operations       24
Item 7A       Quantitative and Qualitative Disclosures About Market Risk                                  35
Item 8        Financial Statements and Supplementary Data                                                 36
Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        53

PART III

Item 10       Directors and Executive Officers of the Company                                             55
Item 11       Executive Compensation                                                                      55
Item 12       Security Ownership of Certain Beneficial Owners and Management                              55
Item 13       Certain Relationships and Related Transactions                                              55

PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                             57

SIGNATURES                                                                                                60

PART I

ITEM 1.       BUSINESS

THIS BUSINESS SECTION AND OTHER PARTS OF THIS FORM 10-K, AS WELL AS PORTIONS OF OUR 1999 ANNUAL REPORT TO SHAREHOLDERS, CONTAIN FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FOR FURTHER INFORMATION REGARDING HOW TO IDENTIFY THOSE FORWARD LOOKING STATEMENTS AND THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER PLEASE LOOK AT THE RISK FACTORS SECTION OF THIS PART I AND THE SECTION TITLED MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN PART II OF THIS FORM 10-K.

GENERAL

BARRA, Inc. (the Company, which may be referred to as BARRA, we, us or our) is a research-based, global investment technology company. For almost 25 years, we have applied modern portfolio theory to practical investment problems. We combine technology, data, software and services to provide Investment Analytics and trading solutions to investment professionals. In addition, our Investment Data Products division markets a variety of proprietary databases along with software and analysis products designed to make the data more useful to investment professionals. We also offer Investment Consulting, Strategic Consulting and Corporate Consulting services. We conduct each of these integrated business activities throughout the world through our parent company and wholly-owned subsidiaries.

We also have Electronic Trading and Asset Management businesses. We own 50% of the Portfolio System for Institutional Trading (POSIT(R)) - the leading computerized institutional trading system in the U.S. equity market. We own 50% of Symphony Asset Management LLC (Symphony LLC) - a business providing asset management services directly to pension funds, university endowments and foundations, mutual fund distributors and qualified individuals.

Our fiscal year for financial reporting purposes is April 1 through March 31. The fiscal years are referred to using the year in which the end of the fiscal year falls. Unless otherwise noted, all references in this Form 10-K to 2000, 1999, 1998 or 1997 are to our fiscal year. This means that the fiscal year ending March 31, 1999 is referred to as "1999".

Throughout this Form 10-K we "incorporate by reference" certain information from parts of other documents that we have filed with the SEC. The SEC allows us to avoid duplication and disclose important information by referring to it in that manner. Please refer to this information.

All share and per share amounts in this Form 10-K have been restated to reflect a three-for-two stock split effective September 22, 1997. In August 1998, we changed the state of incorporation of our parent company from California to Delaware.

BUSINESS SEGMENTS

We operate in three business segments:

- SUBSCRIPTION AND CONSULTING BUSINESS, which includes our Investment Analytics, Investment Data Products and Consulting divisions;

- ELECTRONIC TRADING BUSINESS, which consists of the POSIT crossing networks and decision tools; and

- ASSET MANAGEMENT BUSINESS, which is primarily composed of the direct management business run by Symphony LLC, but also includes the fund-of-funds and private equity activities of the wholly-owned subsidiaries which compose our Asset Services Group.

While these business segments serve some common clients and draw upon some similar research, development and data resources, they each require different marketing and distribution strategies and are subject to different regulatory oversight. Comparative segment revenues, profits and related financial information for 1999, 1998 and 1997 are given in the table entitled Segment Information in Note 11 to the Notes to our Financial Statements below.

Some of our business segments are regulated in the U.S. and in some other markets where we operate around the world. In the U.S., the main regulatory authority we deal with is the SEC. The SEC has oversight over our activities as a publicly traded company and over the activities of our investment advisory businesses. It also regulates the businesses of many of our business partners and clients. See Government Regulation below.

-    SUBSCRIPTION AND CONSULTING BUSINESS

     Our Subscription and Consulting segment is comprised of three business groups: Investment Analytics, Investment Data Products and Consulting.

     INVESTMENT ANALYTICS - For almost 25 years we have applied modern portfolio theory to practical investment problems, capturing our insights in databases and software. Our portfolio management and decision support tools are used by over 2,500 organizations worldwide, including a majority of the 100 largest asset managers.

     We have developed multiple factor models for risk, returns and transaction costs for most of the world's publicly traded securities. In general, risk models measure the exposure of a security or group of securities to risk factors common to all securities in the model. These models analyze equity, fixed income, currency and other financial instruments. We deliver these models to customers worldwide in Microsoft(R) Windows(TM)-standard software, which interfaces with each customer's own office productivity system. These models and related applications utilize our proprietary data, which is provided to clients in periodic updates. Using proprietary algorithms, we have derived this data from over 100 third-party sources. Some of our data sources are not generally available. In some cases, sufficient data is unavailable from third parties, so we collect and input the data directly.

     We introduced our first equity risk product in 1975 for the U.S. equity market. Since then, we have developed additional models covering new countries, asset classes and instruments. We recently conducted a strategic review of market trends and our existing single country market and global market models. Based on the results of that review, we announced in April 1999 that we would focus on global and firm-wide risk platforms for future fixed income development projects. As described below, although we will continue to expand our coverage as new markets open, new instruments are introduced and new data becomes available, those expansions will primarily benefit our global and firm-wide risk platforms. Principal examples of our global and firm-wide platforms are:

- THE BARRA AEGIS SYSTEM(TM) - Aegis is our integrated suite of equity products. It is used by equity professionals with a variety of our risk, valuation and performance models. Examples of those models are:

     - Aegis Portfolio Manager(TM) - This model integrates risk management and optimization capabilities into one product that assists in portfolio construction through balancing portfolio risk, return and cost according to a user's predefined preferences.

     - Aegis Performance Analyst(TM) - This model analyzes historical performance by equity managers by isolating sources of historical returns and the magnitude of risks taken to generate those returns.

     - Alphabuilder(TM), Macroeconomic Model and Custom Performance - Each of these models provides powerful returns forecasting assistance to active equity managers.

     - Market Impact Model(TM) (MIM) - MIM provides pre-trade transaction cost estimates for U.S. equities. It also helps analyze non-linear growth of market impact cost as a function of trade size. (Market impact is the price change that can sometimes result when relatively large share positions are traded.)

- THE BARRA COSMOS SYSTEM(TM) - Cosmos is a suite of products that allows clients to manage risk and enhance return in a global fixed income portfolio. One Cosmos module, Global Risk Manager(TM), helps implement bond derivative and currency strategies while controlling the overall risk of a client's positions. As part of our re-focused product strategy, we recently discontinued certain single country fixed income products, which could not be integrated in our existing global or firm-wide platforms. We plan to include much of the single country model functionality and U.S fixed income asset coverage in our global and firm-wide risk products in the future.

- ENTERPRISE RISK MANAGEMENT - Growth and consolidation among investment managers have created demand for large enterprise risk management systems that address the expanding asset coverage and fiduciary responsibilities of these managers. In response, our Enterprise Risk Management group combined our existing models and analytics to develop firm-wide asset and risk management products. In December 1997, we released Total Plan Risk(TM), the first multi-asset class risk management system for pension plans and investment managers. In June 1998, we acquired substantially all of the assets of Redpoint Software, Inc. (Redpoint). The data integration technology and expertise inherited from Redpoint has helped us link asset holdings with risk management software to establish a new standard for investment risk assessment. We now offer a complete range of firm-wide asset and risk management services to banks, insurance companies, corporate treasurers and investment managers around the world. Our Enterprise Risk Management products include:

     - BARRA Total Risk(TM) - Total Risk delivers a comprehensive solution for firm-wide risk. It allows the user to monitor risk within predefined limits. Total Risk also permits real-time reporting and provides the flexibility necessary to overcome difficult data integration and aggregation challenges.

     - BARRA Total Risk(TM) for Asset Management - This product offers the benefits of the Total Risk architecture with additional functionality required by investment managers. It allows managers to monitor compliance against benchmarks and fund guidelines and provides comprehensive reporting over long horizons.

     We generally provide our Investment Analytics to clients on an annual subscription basis. The annual subscription price for most of our individual Investment Analytics products starts at around $35,000. Comprehensive platform subscriptions (such as Aegis, Cosmos or Enterprise Risk Management) often consist of a combination of our Investment Analytics products and have significantly higher annual subscription prices. Our standard fees generally include use of the relevant models and applications software (these applications allow users to access our proprietary derived databases), related documentation, periodic database updates and client support. Since we offer comprehensive solutions to all of our clients, many of our large and complex projects (including our Enterprise Risk Management projects) often involve a separate fee for our Consulting services. See discussion of Consulting below.

     INVESTMENT DATA PRODUCTS (IDP) - In 1997, we launched our IDP unit to develop and market a variety of proprietary databases along with electronic screening and analysis products to be used with the data. The IDP unit primarily delivers its products electronically, in packaged software and through third-party distributors, but some products are still delivered in print and via compact disc (CD). In 1998, we began to offer the following IDP products over the Internet from our World Wide Web site via our Online Products Center:

     - BARRA GLOBAL ESTIMATES(TM) - BARRA Global Estimates is an earnings estimate product that covers publicly traded companies worldwide. It is principally composed of The Estimate Directory(R) (TED) assets that we acquired from Edinburgh Financial Publishing Limited (EFP) in 1997. BARRA Global Estimates pools stockbrokers' research to provide a single source of reference for sales, profit, earnings, cashflow and dividend forecasts, as well as stockbrokers' recommendations. It is available in a variety of delivery formats, including via our Online Products Center, an electronic database and printed books.

     - EQUITY RISK DATA - Customers can now download BARRA proprietary and other equity risk data generated by our global and single country equity models. For periodic access, a customer can pay-per-view from our Online Products Center. For regular retrieval, a customer can purchase an annual subscription to an electronic book.

     - DIRECTUS(TM) - Directus is a U.K. director trading information product. It permits users to monitor share dealings by directors of U.K. companies. We also acquired this business from EFP in 1997. It is available in a variety of delivery formats, including via our Online Products Center.

     - BARRA BOND EXPRESS(TM) - BARRA Bond Express products provide information on bond offerings from hundreds of dealers. We acquired 100% of the Bond Express business in January 1999. BARRA Bond Express data is available via our Online Products Center, a standard Windows-based software application and through a number of third party websites.

     - INVESTWORKS(TM) - InvestWorks provides a complete package of data on investment products, benchmarks and peer groups. InvestWorks analytics can be used to evaluate and contrast the style and performance of separate accounts, mutual funds and commingled funds. It is used by money managers, plan sponsors, financial advisors and investment consultants.

     In addition, the IDP unit manages our relationships with Quote.com, Inc. (Quote.com) and Data Downlink Corporation (Data Downlink):

     - QUOTE.COM - Quote.com was founded in October 1993 to provide financial market data and relevant business news to Internet users in a timely fashion. We own approximately a 1.5% equity interest in Quote.com.

     - DATA DOWNLINK - Data Downlink developed and supports an online service that aggregates and indexes quantitative business information from multiple sources. Data Downlink makes this information available in spreadsheet format on a subscription or pay-per-view basis. We own approximately a 20% equity interest in Data Downlink. In May 1998, we granted Data Downlink a non-exclusive worldwide license to market certain of our proprietary databases via their on-line service.

     We recently announced that we are seeking outside strategic investors for our Investment Data Products business. We believe that this is the best way to accelerate its development and take advantage of promising opportunities in the financial information Internet business.

     We provide our Investment Data Products to clients on a pay-per-view and an annual subscription basis. We do this directly and through redistributors. The pay-per-view price varies depending on the data accessed by each client. The price of each hit can range from a few dollars to several hundred dollars. An annual subscription to most of our Investment Data Products starts at approximately $1,600. Combined subscriptions to multiple products and sites would well exceed that amount. The royalties we receive from redistributors are generally based on a percentage of the revenues received by each redistributor for sales of and licenses to our Investment Data Products.

     CONSULTING - As an extension of our Investment Analytics and Investment Data Products businesses, we offer a variety of Consulting services designed to assist investment professionals in creating, evaluating and trading securities portfolios. Professional teams of our consultants draw on the wide range of research, analytical and industry expertise in the combined organization to bring a unique set of skills to bear on each client's needs. We offer three types of Consulting services:

     - INVESTMENT CONSULTING - Through our wholly-owned subsidiary, BARRA RogersCasey, Inc. (BRC), we offer a full range of Investment Consulting services to pension funds, endowments, foundations, plan sponsors and financial intermediaries (companies that provide retail investment products). These services include:

          -    analyzing plan-wide risk;
          - assessing different asset mixes in comparison to projected liability funding needs;
          -    testing current assets against desired asset mixes;
          - reviewing current defined benefit plan objectives, benchmarks and manager mixes;
          -    reviewing the key features of a defined contribution plan;
          - developing retail investment products such as mutual funds and annuities;
          - selecting investment vehicles and managers in light of overall plan needs; and
          - analyzing and reporting on performance by external managers and the risk taken by those managers.

     - STRATEGIC CONSULTING - Our wholly-owned subsidiary, the BARRA Strategic Consulting Group, Inc. (BSCG), provides a wide range of Strategic Consulting services to money management firms. These services include:

          - analyzing industry trends and the market position of a client with regard to those trends;
          - providing a detailed analysis of a client's business strategy along with proposed enhancements to that strategy;
          - evaluating the quality and consistency of a client's investment process using our proprietary Investment Analytics;
          - assessing the effectiveness of a client's acquisition and service activities; and o advising on various merger, acquisition and restructuring activities.

     - CORPORATE CONSULTING - Our Research Department (which also performs research functions for our Investment Analytics and Investment Data Products divisions) performs a variety of specialized Corporate Consulting services and analytics research for institutions such as banks, brokerage firms and insurance companies using our proprietary models and databases. These activities include:

          - utilizing a full library of fixed income security valuation and cashflow routines to provide customized client solutions;
          -    constructing investment portfolios;
          - assisting in the creation of an enterprise-wide or plan-wide risk management system; and
          -    evaluating balance sheet risk.

     We frequently charge fixed fees for our Consulting services, payable either for a single project or on a recurring retainer basis. We also provide Consulting services on a time and materials basis.

-    ELECTRONIC TRADING BUSINESS

     For over a decade, our research into transactions has focused on cost control. This focus has resulted in the development of electronic crossing networks for equities and derivatives. Each crossing network is designed to minimize market impact and other trading costs.

     We own 50% of the POSIT technology through a general partnership with ITG, Inc. POSIT was first introduced in 1987. We initially developed the POSIT technology and have since jointly enhanced it with ITG. POSIT is a computerized institutional trading system that allows institutional investors to trade portfolios of securities directly with each other in a confidential environment. Investors send their buy or sell orders to a POSIT computer. Buy and sell orders are presently matched at the midpoint between the bid and ask prices at six times during the trading day.

     Under the terms of our joint venture agreement, we and ITG are prohibited from competing, directly or indirectly, with POSIT. The related agreements also require that we provide certain support services to the POSIT partnership, including the availability of experienced personnel and support for the development and maintenance of the POSIT system. The POSIT joint venture may also earn a royalty from licensing POSIT to other businesses in other markets.

     U.S. POSIT - Through a license from the POSIT joint venture, ITG operates the U.S. equity version of the POSIT system. All trades of U.S. equities executed through U.S. POSIT are cleared by, and all brokerage commissions are paid to, ITG. We receive a fee from the POSIT partnership based on quarterly royalties paid by ITG. Our share of these royalties is approximately 13% of the commissions received by ITG for trades of securities on U.S. POSIT. Total U.S. POSIT trading volumes for the past five calendar years are set forth in the chart below:


                                  1998                1997                1996                1995                1994
     TRADING VOLUME         5.8 billion shares 3.6 billion shares  3.3 billion shares  2.3 billion shares  1.9 billion shares


     EUROPOSIT(TM) - EuroPOSIT was developed by the POSIT partnership using the original POSIT technology. It was launched in November 1998 and experienced a promising round of early trading volume. It is operated by Investment Technology Group SG Limited (ITGSG), a Republic of Ireland venture that is owned by ITG and Societe Generale. EuroPOSIT currently covers U.K. equities but is expected to cover French equities in the near future. ITGSG expects to cover equities from additional European nations over time. All EuroPOSIT trades of equities are cleared by and all brokerage commissions are paid to ITGSG. A royalty is then paid to the POSIT partnership based upon the commissions received by ITGSG for trades of European securities on EuroPOSIT. We receive 50% of that royalty after expenses.

     POSIT-FRA(TM) - In 1998, using technology licensed from the POSIT joint venture, we developed POSIT-FRA, the first computer-based crossing network for Forward Rate Agreements (FRAs). At that time, we also entered into a joint venture with Prebon Yamane (U.S.A) Inc. (Prebon) to market POSIT-FRA. The POSIT joint venture receives a royalty based upon the commissions received by Prebon for trades of FRAs on POSIT-FRA.

     AUSTRALIA/NEW ZEALAND POSIT - Using the original POSIT technology, we developed an Australia/New Zealand equity version of POSIT in 1995. The POSIT partnership initially licensed the technology to Burdette, Buckeridge & Young (BBY), an Australian brokerage firm. That license was later transferred to ITG Australia Ltd. (ITGA), an Australian entity jointly owned by BBY and ITG. All trades of Australia and New Zealand equities executed through Australia/New Zealand POSIT are cleared by, and all brokerage commissions are paid to, ITGA. A royalty is then paid to the POSIT partnership based on commissions received by ITGA for trades of Australia and New Zealand securities on Australia/New Zealand POSIT. We receive 50% of that royalty.

     GLOBAL POSIT(TM) - Global POSIT was developed using the original POSIT technology and introduced in London in late 1990 as a crossing system for international equities. It was operated by a general partnership that was equally owned by one of our subsidiaries and a subsidiary of ITG. Trading on Global POSIT was never significant and its operation was shut down at the end of calendar 1998. Most of Global POSIT's operations were replaced by EuroPOSIT(TM).

-    ASSET MANAGEMENT BUSINESS

     We offer asset management services via direct investments, private equity and fund-of-funds. Our 50% owned subsidiary, Symphony LLC, runs a variety of direct investment vehicles. We provide private equity services and fund-of-funds vehicles through our wholly-owned Asset Services Group.

     SYMPHONY- DIRECT INVESTMENT - Symphony Inc. was formed in 1994 using the personnel and strategies of our former Active Strategies Group and certain personnel from Wells Fargo Nikko Investment Advisors, Inc. A restructuring in 1996 led to the formation of Symphony LLC. The combined Symphony entities (Symphony) provide a host of asset management services directly to pension funds, university endowments and foundations, off-shore banks, fund-of-funds, mutual fund distributors and qualified individuals. As of March 31, 1999, Symphony directly managed over $2.7 billion in a variety of investment vehicles including:

     - OVERTURE FUND L.P. - Introduced in August 1994, Overture was Symphony's first product. The fund typically invests in U.S. companies with market capitalizations in excess of $1 billion. Overture invests both long and short in approximately equal amounts.

     - MINUET FUND L.P. - Symphony introduced Minuet in April 1997. Minuet uses the same investment process as Overture, except that Minuet's investments are restricted to smaller companies with market capitalizations of less than $1 billion. Minuet invests both long and short in approximately equal amounts.

     - PRELUDE FUND L.P. - Symphony introduced Prelude in May 1997. Prelude uses the same investment process as Overture, except that Prelude's investments are restricted to companies traded in the U.K., typically the top 300 to 400 U.K. companies. Prelude invests both long and short in approximately equal amounts.

     - CONVERTIBLE ARBITRAGE STRATEGIES FUND - Symphony introduced its Convertible Arbitrage Strategies in October 1997. These strategies use the screening and fundamental research processes employed by Symphony's equity funds to identify potentially profitable positions. The strategies typically involve long investments in investment-grade and near investment-grade corporate bonds together with short positions in the underlying stocks.

     - OPUS 5 FUND L.P. - Symphony introduced Opus 5 in July 1998. Opus 5 uses the same investment process as Overture, except that Opus 5's investments are restricted to companies listed in the Wilshire 4500 Index. (The Wilshire 4500 Index includes all publicly traded U.S. companies other than those companies listed in the Standard & Poors' 500 Index.) The fund invests both long and short in approximately equal amounts.

     ASSET SERVICES GROUP - FUND-OF-FUNDS AND PRIVATE EQUITY - Our Asset Services Group designs, implements and provides ongoing management of various fund-of-funds and private equity investment products and plans. It currently manages about $600 million through its various products and services.

     - FUND-OF-FUNDS - The Asset Services Group designs and manages its own multi-manager products, as well as multi-manager investment programs for a number of pension plans. Its fund-of-fund products include:

          - Global Developing Markets Fund - The Global Developing Markets Fund is composed of a select group of emerging markets equity managers.

          - Equity Alpha Program Market Neutral Strategy - The Market Neutral Fund uses a diversified group of managers employing a variety of strategies as part of an overall strategy that seeks excess returns with reduced downside risk. The Market Neutral Fund is currently closed to outside investors and our parent company is the sole investor.

     - PRIVATE EQUITY - The Asset Services Group's private equity service consists of designing and managing programs for investing in private ventures, either directly or through managers specializing in private equity. These ventures are often characterized by a very high degree of risk.

MARKETING, SALES, CLIENTS AND CLIENT SUPPORT

SUBSCRIPTION AND CONSULTING - We currently serve Investment Analytics and Consulting clients at more than 2,500 institutions in over 33 countries and over 4,000 Investment Data Product users in those countries. Our clients for these integrated divisions include active and passive equity managers, fixed income managers, global managers, fund sponsors, pension and investment consultants, banks, insurance companies, broker/dealers, master trustees and private investors. The marketing, sales and client support activities vary across the three divisions comprising this segment.

- INVESTMENT ANALYTICS - We market our Investment Analytics to a broad set of financial service providers and institutional investors throughout the world. When marketing new Investment Analytics products, we focus first on large participants in the relevant segment of the investment community, whose endorsement is important in generating market acceptance. Once many of the larger participants have subscribed, we then target the broader marketplace. We also target clients in new markets as quantitative methods and firm wide asset and risk management products gain acceptance. These marketing efforts are designed to increase geographical coverage and to increase interest in our Enterprise Risk Management products.

     We primarily use a direct sales force to distribute our Investment Analytics products throughout the world. In the U.S., they are marketed directly by our parent company. Throughout the rest of the world, they are primarily marketed by our wholly-owned subsidiaries: BARRA International (Japan), Ltd. (BARRA Japan) in Japan and BARRA International, Ltd. (BARRA International) elsewhere. Since our Investment Analytics products are very sophisticated, our sales and client support personnel are generally required to have strong academic and financial backgrounds and to specialize in particular asset classes. Many of these professionals work out of our Berkeley, California headquarters. The remainder are located in our other 14 Investment Analytics offices around the world. Our sales and client support professionals focus their selling efforts on both existing clients and institutions that are not currently subscribers to our products. We view sales and client support as an integrated process. A substantial portion of our sales to existing clients are generated by our client support personnel.

     Due to the complexity of our products, the sales cycle for new clients of most of our Investment Analytics products is typically several months. The sales cycle for our Enterprise Risk Management products can be even longer. Most sales require one or more face-to-face meetings with the prospective client. Each new client is introduced to one or more of our client support specialists. Sales and client support specialists help install the product and then work closely with clients to provide ongoing service and support. Our client support professionals provide on-site training in the theories underlying each product and in the use of the product, telephone support and routine consulting services needed in connection with the use of certain of our products.

- INVESTMENT DATA PRODUCTS - We market our Investment Data Products directly to a broad set of financial service providers and institutional and private investors throughout the world. We use a variety of traditional and web-based marketing tactics to target this broad ranging marketplace. We focus particularly on investors with data-intensive needs who require comprehensive coverage and who enjoy the flexibility of access to our data via electronic delivery. We also market these products indirectly to both financial professionals and on the retail market worldwide through a variety of redistribution arrangements. These arrangements generally provide for the display of our data on another entity's financial information or electronic brokerage website. Some arrangements permit the redistributor to display our data on their proprietary electronic systems or to redistribute our data in printed format. The marketing of certain services provided by Directus is subjected to the regulations administered by the Personal Investment Authority in the United Kingdom (PIA).

     The sales cycle for Investment Data Products is somewhat shorter than Investment Analytics products. Some products are sold through the Internet, direct mail and telemarketing. We maintain a direct sales force in 6 offices through-out the world and have several third party redistribution arrangements. Sales of our Investment Data Products generally do not require significant client support, any consulting services or any on-site training.

- CONSULTING - The Investment Consulting group primarily serves pension funds, endowments, foundations and other financial intermediaries. The Strategic Consulting group primarily serves money management firms and the Corporate Consulting group serves institutions such as banks, brokerage firms and insurance companies. The marketing and advertising for many of our Consulting activities are strictly regulated by the SEC under the Investment Advisers Act of 1940 (Advisers Act).

     We employ a variety of methods to obtain new Consulting projects. For our Investment Consulting business we primarily engage in a focused and deliberate sales effort aimed at prospects and existing clients. For all three of our Consulting businesses, we often receive referrals from clients and non-clients who are in the same industries as our existing clients. In addition we often engage in Requests for Proposals (RFPs). During the RFP process, we respond to a series of questions and requests for information from a potential client which are designed to help the client determine how we will staff and perform a potential project and the cost of that project. Generally, several competing RFPs are submitted simultaneously. The final rounds of the RFP process often involve intensive interviews and presentations to the prospective client. Even if a formal RFP process is not implemented by a prospective client, a similar proposal and competitive interview process is usually followed. The sales process is often managed by a member of the relevant sales group. Consultants are often introduced during the sales cycle and, if the client is obtained, they later manage the project.

We use a variety of communication channels to stimulate demand within target markets. We maintain an active World Wide Web site on the Internet. We grant interviews to trade journals and our employees publish articles in professional journals. We also disseminate targeted mailings and a newsletter. In addition, the Forbes/BARRA Wall Street Review appears every two weeks in Forbes Magazine. It features BARRA-generated indices and other market indicators.

Our research, development, consulting, sales and support specialists regularly speak at industry conferences, trade shows and our own seminars. We sponsor more than 60 seminars and workshops per year throughout the world. These seminars and workshops bring researchers and industry professionals together. They expose those professionals to the latest developments in investment theory and technology and give researchers an opportunity to gain insights from our employees and clients.

ELECTRONIC TRADING BUSINESS

There are approximately 490 clients currently using POSIT, including corporate and government pension plans, insurance companies, bank trust departments, investment advisors and mutual funds. All marketing, sales and direct (first tier) client support for the various POSIT crossing networks is conducted by the entity licensed to operate each network. We generally provide second tier support to the various POSIT licensees on behalf of the POSIT joint venture. ITG conducts the marketing and provides the sales and first tier client support for U.S. POSIT primarily through the sales, support and consulting activities of its research group. These activities include introducing clients and prospects to the features, pricing and technical/functional specifications of the system. ITGSG conducts the marketing and provides the sales and first tier client support for EuroPOSIT. Prebon conducts the marketing and provides the sales and first tier client support for POSIT-FRA. ITGA conducts the marketing and provides the sales and first tier client support for Australia/New Zealand POSIT.

ASSET MANAGEMENT

All marketing of our asset management activities and products is strictly regulated by the SEC pursuant to the Advisers Act. Symphony is also registered with the National Futures Association (NFA) and the Commodity Futures Trading Corporation (CFTC) and is subject to the marketing regulations administrated by those agencies. Symphony's fund products, the Global Developing Market Fund and the Market Neutral Fund are not registered under the Securities Act of 1933 (Securities Act) and therefore may be marketed and offered only through private communications with qualified investors. Symphony markets its products and services to pension funds, university endowments and foundations, off-shore banks, fund-of-funds, mutual fund distributors and qualified individuals. (Approximately 80% of the assets under management by Symphony are represented by institutional accounts. The remainder are qualified individuals.) All investors in the Global Developing Market Fund are pension plans. The Market Neutral Fund is currently closed to outside investors. Our pension plan management programs and private equity investment programs are marketed to corporate pension plans.

The sales and client support for each Symphony Fund and for the Global Developing Markets Fund are conducted only by personnel associated with the respective funds. Each of these funds also sends quarterly performance reports to its investors.

POSIT AND SYMPHONY REVENUE CONTRIBUTIONS

Other than revenue from POSIT and Symphony, no entity not entirely owned by us and no customer of any of our business segments accounted for more than 10% of our total operating revenues. The chart below outlines the contributions to our total operating revenues made by POSIT and Symphony over the last three fiscal years:


                                 FYE 1999                            FYE 1998                            FYE 1997
                                         % OF TOTAL                          % OF TOTAL                          % OF TOTAL
                       OPERATING         OPERATING         OPERATING         OPERATING         OPERATING         OPERATING
                        REVENUE           REVENUE           REVENUE           REVENUE           REVENUE           REVENUE
POSIT                 $16,235,000            10%           $10,555,000           9%             $8,960,000           9%
SYMPHONY              $25,800,000            16%           $26,537,000          19%            $16,083,000          15%

We do not believe that the loss of revenue from any single customer or any single entity not wholly-owned by us (other than Symphony or POSIT) would have a material adverse effect on our business, operating results or financial condition. Also see Note 11 of the Notes to our Financial Statements.

RESEARCH AND PRODUCT DEVELOPMENT

Innovations by our research and development operations are critical to the success of our business. We approach investment problems from various angles, starting with their theoretical underpinnings and continuing through the practical implementation of solutions. Our goal is to develop and bring to market innovative products and solutions to help our clients make superior investment and trading decisions. This goal has been supported by our substantial research and development investments. We spent approximately $21 million in 1999, $19 million in 1998 and $17.2 million in 1997 on BARRA-sponsored research and development. These figures include our allocation of research and development costs for POSIT and Symphony activities. (These amounts represented 13%, 14% and 16%, respectively, of our total operating revenues for those years.) In 2000, we anticipate investing more than $25 million in research and development, including our allocated expenses for Symphony and POSIT activities.

We work closely with ITG on the research and development of POSIT enhancements. We believe that this effort is necessary to remain competitive in a securities industry with increasing demand for technology-based services. We expect to continue this level of investment to improve existing services and continue the development of new services.

COMPETITION

SUBSCRIPTION AND CONSULTING - The markets for our Investment Analytics, Investment Data Products and Consulting divisions are competitive but fragmented into many areas of specialization. We presently compete over many geographic areas and across many areas of specialization. Competition exists for each of our individual product lines and each of our divisions. We also face competition in particular geographic markets. None of our competitors, however, currently competes across our entire range of products, services and geographic markets for this business segment.

- INVESTMENT ANALYTICS - In the market for our Investment Analytics, we compete with several other companies that have developed risk models, applications and databases. However, no single competitor offers a suite of products that competes with our entire Aegis Suite or Cosmos Suite of products. Historically, competition was greatest for our single country fixed income products for the U.S. As noted above, following market research, in early April 1999, we elected to discontinue our single country fixed income products in the U.S. and Canada. We refocused our product strategy to follow a general industry trend towards global and firm-wide risk analysis. We plan to include much of the single country model functionality in our global and firm-wide risk products. Certain other of our Investment Analytics also face competition. For example, Vestek (a Primark company) and Wilshire Associates each offer products that compete with some products offered by our Aegis Suite. These products and other competitive products, however, often offer levels of functionality different from those offered by our products, fewer options or are designed for a somewhat different group of end users.

     Algorithmics Incorporated, Infinity (a Sunguard company) and MKIRisk offer products and services that compete with our Enterprise Risk Management business. These competing products are mostly sold to banks and insurance companies. To date we have focused our Enterprise Risk Management sales efforts primarily on the existing asset manager and plan sponsor client-base for our Aegis and Cosmos products. These entities represent the largest component of our client base, but we have also targeted, and count as clients, insurance companies, corporate treasurers and a bank.

     We believe that the principal competitive factors facing our Investment Analytics are:

     -    technical capability;
     -    product breadth and architecture;
     -    product features and functions;
     -    quality of customer support and service;
     -    professional and product reputation;
     -    asset coverage;
     -    ease of use; and
     -    price.

- INVESTMENT DATA PRODUCTS - The investment data products business is intensely competitive and fragmented. Numerous players, both large and small, vie for "real estate" on the desktops of financial services professionals. Due to the breadth of our Investment Data Product offerings, we compete with a number of different data providers. We believe that our Investment Data Products division has been able to leverage BARRA's reputation for analytics and thoroughly cleansed data. We believe that the principal competitive factors for our Investment Data Products are:
     -    content;
     -    delivery medium;
     - the ability to add value to data through integration and manipulation tools; and
     -    price.

     In Asia and Europe, our Investment Data Products division maintains a leadership position in the market for estimate data. We do not provide proprietary estimate data coverage for North America and license this data from a third party. In the U.S. and continental Europe, I/B/E/S and First Call are our primary competitors.

- CONSULTING - Our Consulting units compete in a fragmented industry offering various consulting services to asset managers, pension funds, endowments, foundations and other fund sponsors. We believe that competitive factors at work in the consulting industry include:
     -    client service;
     -    industry reputation;
     -    research innovation; and
     -    retention of key employees.

     Competitors for our Investment Consulting business include Wilshire Associates, Callan Associates, Mercer, Evaluation Associates and Frank Russell. No single competitor seems to be devoted solely to our Strategic Consulting business, but some large consulting firms (such as Andersen Consulting) offer similar services.

We believe that we have certain competitive advantages in each of these divisions, including extensive proprietary databases, skilled professional staff, a reputation for excellence developed over years of operation, and an established series of seminars and other training programs. The effort and cost required to develop and maintain our risk models and related databases may present a significant barrier to entry into the marketplaces for certain of our Investment Analytics and Investment Data Products. We believe that our extensive experience in product maintenance, together with the economies of scale available to us because of our large client base, give us a competitive advantage in the markets for our Investment Analytics, Investment Data Products and Consulting divisions.

ELECTRONIC TRADING - POSIT competes with services offered by leading brokerage firms and transaction processing firms, with providers of electronic trading and trade order management systems and with financial information services. POSIT also competes with various national and regional and securities exchanges and exchange facilities, The Nasdaq Stock Market and electronic communications networks (such as Instinet) for trade execution services. We believe that POSIT competes on the basis of:
-    access to liquidity;
-    transaction costs;
-    market impact costs;
-    timeliness of execution; and
-    probability of trade execution.

Although we believe that POSIT competes favorably with respect to these factors and has established certain competitive advantages, its ability to maintain these advantages will require continued investment in the development of POSIT.

ASSET MANAGEMENT - Symphony and the Asset Services Group compete in the highly fragmented asset management industry. Symphony's assets under management represent less than 0.06% of total assets in the U.S.-based asset management industry. In the discrete niche of market neutral investment strategies, however, Symphony is often ranked as one of the top 10 managers based on the amount of assets under management. No one firm dominates the asset management industry. Barriers to entry are comparatively low in the industry because a few skilled individuals could set-up an asset management business in a relatively short period of time. We believe that competitive factors at work in the asset management industry include product design and implementation, investment performance, client service and retention of key employees.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

In general, the revenues from our Investment Analytics and Investment Data Products subscription businesses and our retainer Consulting businesses are not normally subject to significant variability during a year. We have, however, experienced variability of operating results from quarter to quarter, due to:

-    the trading volume of POSIT;
- Symphony's performance and the timing of the calculation of its performance based fees;
-    the volume and timing of agreements with new clients;
-    acquisition or restructuring charges;
-    the completion of significant Consulting engagements;
-    annual employee salary adjustments in July;
- the timing and market acceptance of our new products and technological advances or those of our competitors;
-    foreign currency fluctuations;
-    price levels; and
-    unexpected expenses and unusual charges.

All of these sources of variability are expected to continue for the foreseeable future.

SUBSCRIPTION AND CONSULTING - Diverse factors cause the variability of operating results in the three divisions of our Subscription and Consulting business segment.

- INVESTMENT ANALYTICS - Our Investment Analytics business is conducted primarily through annual subscriptions that automatically renew unless canceled. Annual subscription fees are recorded as revenues over each subscription period at the rate of 1/12th per month. Consequently, sales of subscriptions in any one month impact reported revenues evenly over the next twelve months. For this reason, Investment Analytics subscription revenues are not normally subject to significant variability during a year. Clients have historically renewed their contracts at a high rate, but there is no assurance that these renewals will continue. In particular, due to the concerns of our clients and prospects regarding Year 2000, we anticipate that sales of new products will slow or halt during the last half of calendar 1999.

- INVESTMENT DATA PRODUCTS - Our Investment Data Products division primarily consists of subscription revenue, which is subject to the same factors described above for the Investment Analytics division. This revenue is either earned directly or through third party redistribution arrangements. Some Investment Data Products are sold on a pay-per-view basis. For example, a customer may desire to obtain earnings estimates for only a few stocks in a portfolio or may require periodic downloads to meet regular reporting requirements for a large portfolio.

- CONSULTING - The bulk of these fees are recurring retainer revenues from the Investment Consulting division. Fees from our other Consulting units are usually generated by non-recurring, project-type engagements that are completed in phases. We also include fees related to consulting work done in connection with large Investment Analytics projects (such as Enterprise Risk Management system implementations) in our Consulting revenues. Accordingly, our Consulting revenues can be susceptible to a large degree of variability depending on our ability to source new projects and the unpredictable nature and significance of fees associated with specific transactions.

ELECTRONIC TRADING - The several POSIT systems can experience and have experienced significant fluctuations in trading volume. Since more than 10% of our operating revenue and a significant portion of our income by segment came from POSIT in 1999, these fluctuations can have a significant impact on our revenue and operating income.

ASSET MANAGEMENT - We record both asset-based and performance-based fees from accounts managed by Symphony. Since more than 10% of our operating revenue and a significant portion of our income by segment came from Symphony in 1999, the volume of the performance-based fees and the timing of their recognition often results in significant variability in revenues and operating income for us. Symphony's revenues will continue to depend on its performance and the timing of its performance fee determination dates for the funds it has under management. We expect that this significant variability will continue in the future.

PROPRIETARY RIGHTS AND LICENSES

SUBSCRIPTION AND CONSULTING - We rely on a combination of trade secret, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. We currently hold no patents. Recent developments in U.S. patent law appear, however, to have strengthened the viability of patents for financial products. In light of these developments, we are considering applying for patents on certain of our proprietary technologies.

We have registered "BARRA" as a trademark in the United States and in foreign countries. We have also registered other trademarks in the United States and in foreign countries for certain product and services names, and have registration applications pending for product and service names in the United States and foreign countries.

- INVESTMENT ANALYTICS AND INVESTMENT DATA PRODUCTS - Our Investment Analytics and Investment Data Products are generally licensed to end users on a periodic subscription basis in a nontransferable license signed by the client. The licenses generally restrict the use of each product to the client's investment-related operations at a pre-defined number of locations and for a maximum number of users or computer terminals. We also permit access to certain products through the Internet under on-line licenses that are acknowledged by the licensee in advance of accessing the product. We believe that our products, processes and trademarks, including those obtained in recent acquisitions, do not infringe the intellectual property rights of third parties.

     The following factors contribute significantly to protecting our intellectual property. Because of these factors, we believe that trade secret and copyright protection are not significant factors in the protection of our proprietary rights for our Investment Data Products and Investment Analytics:


     - Access to the knowledge, ability and experience of our employees is necessary for many of our clients to obtain the support necessary to operate our products.
     - To achieve full functionality, our products are dependent on timely product enhancements and database updates.
     - Initial and continuing access to our proprietary databases is often required for our Investment Data Products and Investment Analytics to function.

- CONSULTING - Our Consulting activities rely heavily on the assets of our Investment Analytics and Investment Data Products businesses. To that extent, they are vulnerable to the same factors described above. In addition, our Consulting activities rely heavily on the knowledge, abilities and experiences of certain employees. We seek to protect these knowledge bases (as well as those in our other businesses) through non-disclosure undertakings by our employees.

ELECTRONIC TRADING - The intellectual property issues for POSIT mirror those discussed above for Investment Analytics and Investment Data Products. Since we do not actively operate any of the POSIT systems, these issues are primarily addressed by the licensee-operators of each crossing system. We do, however, seek to protect our rights through confidentiality and non-disclosure undertakings, non-competition provisions and limitations on use in each POSIT license agreement.

ASSET MANAGEMENT - Like our Consulting divisions, our asset management businesses rely heavily on the knowledge, abilities and experiences of certain employees in those businesses. Our methods of protecting our Asset Management intellectual property interests mirror those discussed above in Consulting. In addition, Symphony uses data from proprietary sources in some of its strategies. It uses exclusive license agreements with the proprietary data vendors in an effort to prevent its competitors from utilizing the same information.

GOVERNMENT REGULATION

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. In the U.S., the main governmental authority regulating us is the SEC. The SEC has oversight over our activities due to our status as a publicly traded company and due to the investment advisory nature of several of our businesses. It also regulates the businesses of many of our clients and joint venture partners.

ADVISERS ACT

Our parent company is currently registered as an investment adviser solely in the state of California but is seeking an exemption from the SEC to permit federal registration under the Advisers Act. Four of our subsidiaries are registered under the Advisers Act but not under any parallel state statute. As registered investment advisers these entities are required to meet certain financial criteria, including the maintenance of minimum net capital levels. They are also are subject to certain obligations, fiduciary duties and prohibitions with respect to their operations, including their dealings with clients. These include certain required disclosures to clients and potential clients, limitations on receipt of performance-based compensation and restrictions with respect to transactions involving potential conflicts of interest.

We have registered our parent company as an investment adviser because of the advice we give in some of our Consulting businesses. We have also obtained this registration because we receive compensation for our Contour(TM) product based upon the amount of assets under management by the Contour client. (We anticipate that Contour will be discontinued at the end of the calendar year.) We believe and have adopted the position that our Investment Analytics and Investment Data Products (other than Contour) do not provide investment advice for purposes of the Advisers Act.

DOL, ERISA, CFTC AND NFA

BRC provides Consulting services to a large number of pension plans that are regulated by the U.S. Department of Labor (DOL) under the Employee Retirement Income Security Act of 1974 (ERISA). It is possible that BRC may, as a consultant, be deemed a fiduciary of some of those plans. In such a case, BRC would be subject to ERISA, which imposes strict obligations on fiduciaries, especially regarding conflicts of interest.

Symphony and the Global Developing Markets Fund both manage funds owned by pension plans. In addition to their normal Advisers Act fiduciary obligations for these pension funds, they are also deemed to be fiduciaries under ERISA. Symphony is also registered with and subject to the regulations administered by the NFA and the CFTC. We would likely be required to register the Market Neutral Fund with the NFA and the CFTC before we engage in any marketing or offering of that fund. As Symphony and the Asset Services Group expand their operations, they may become subject to certain additional government regulatory requirements.

PERSONAL INVESTMENT AUTHORITY - PIA

As part of its business of providing information on director trading of securities in the United Kingdom, our wholly owned subsidiary (Directus Limited) provides analyses and advice subject to regulation by the PIA. The revenue from the PIA regulated portion of Directus' business is not significant.

BROKER DEALER

Our wholly-owned subsidiary, BARRA Analytics Securities, Inc. (BAS), is currently registered as a broker/dealer with the SEC and is a member of the National Association of Securities Dealers, Inc. (NASD). As a registered broker/dealer BAS is required to meet certain financial criteria, including the maintenance of minimum net capital levels. In addition, BAS is subject to certain obligations, fiduciary duties and prohibitions regarding its operations and its dealings with clients. These include certain required disclosures to clients and restrictions with respect to transactions involving potential conflicts of interest. In 1998, BAS ceased its business of providing electronic brokerage services for fixed-income securities. BAS is now developing a new business plan. BAS does not currently have any revenue.

SOFT DOLLARS

We estimate that approximately 9% of our total operating revenues are received from U.S. brokers who direct us to provide Investment Analytics, Investment Data Products and Consulting services to designated clients. These clients are money managers, fund sponsors and consultants using commissions generated by their advised accounts with the broker to obtain investment research and brokerage services. The funds used by these U.S. brokers to pay for the services are referred to in the securities industry as "soft dollars." We also have a data contract with Standard & Poor's Securities, Inc. (SPSI). Under that contract, SPSI and its affiliates provide us with certain U.S. equity data. In return, the contract requires that only SPSI accounts be used for soft dollar payment for the portions of our products that use SPSI data.

POSIT

POSIT is deemed to be a crossing network. It is not currently registered as a stock exchange with the SEC. Upon POSIT's inception, the POSIT joint venture obtained a no action letter from the SEC. In that letter the SEC advised POSIT that it would not recommend enforcement action to require registration as a stock exchange. ITG and Prebon, as the licensees of POSIT systems in the U.S., are required to register as broker/dealers with the SEC. As broker/dealers, they are required to adhere to certain fiduciary obligations and meet certain financial criteria, including the maintenance of minimum net capital levels. Pursuant to the conditions of the no-action letter and under Rule 17a-23 of the Securities Exchange Act of 1934 (Rule 17a-23), ITG and Prebon are also required to maintain certain records and to provide the SEC with certain reports and data on a regular basis and with prior notice of material changes to the relevant crossing networks. On December 2, 1998, the SEC adopted Regulation ATS, which repealed Rule 17a-23 and establishes a new regulatory framework for alternative trading systems such as POSIT. Regulation ATS allows alternative trading systems to choose to register as exchanges or as broker/dealers and will require compliance information requirements that are similar to those in Rule 17a-23. However,

POSIT will no longer be subject to the restrictions of the no-action letter. Upon effectiveness of Regulation ATS in April 1999, ITG and Prebon continued to operate U.S. POSIT and POSIT-FRA, respectively, as part of their broker/dealer operations.

INTERNATIONAL OPERATIONS

In the fiscal years ended March 31, 1999, 1998 and 1997, we derived approximately 33.1%, 32.7% and 31.9% of our total revenues, respectively, from customers outside the U.S. We also have significant operations for our Investment Analytics and Investment Data Products businesses outside the U.S. They are conducted primarily through our subsidiaries, but we do use an independent contractor to conduct our Investment Analytics business in Canada. We also use third parties for the overseas distribution of Investment Data Products. Please refer to the Geographic Data table on page 52 of this Form 10-K for a breakdown of revenues by major geographic areas and business segments.

No single country outside the U.S. had revenues approaching 10% of our total revenues. Our aggregate sales to European Community countries were, however, about 19% of our revenues.

Certain of our activities outside the U.S. are also subject to government imposed constraints that affect our businesses, including the PIA registration of a portion of our Directus business. See Government Regulation above.

EMPLOYEES

In our innovation intensive business, our employees are vital to our success. As of May 31, 1999, we employed approximately 790 persons through our parent company and its subsidiaries. Geographically, this total breaks down approximately as follows:

-    North America - 592;
-    Europe and Africa - 136;
-    Asia and Australia - 56; and
-    South America - 6.

Except for certain of our employees in France and Australia, who are members of state-sponsored labor unions, none of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

RISK FACTORS

Our disclosure and analysis in this Form 10-K and in our 1999 Annual Report contain several forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, designed, future, forecast, perceive, possible, potential, targeted, may, scheduled, would, could, should, forward, assure and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, events or results. From time to time we may also provide oral or written forward-looking statements in other materials that we release to the public.

Any or all of the forward-looking statements that we make in this Form 10-K, our 1999 Annual Report or any other public statements we issue may turn out to be wrong. They can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K and our 1999 Annual Report will be important in determining future results. Consequently, no forward looking statement can be guaranteed. Actual future results may vary materially.

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any future disclosures we make on related subjects in our subsequent Form 10-Q, 8-K and 10-K filings with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us or our business. This discussion is provided as permitted by the Private Securities Litigation Reform

Act of 1995. THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE GENERAL DESCRIPTION OF OUR BUSINESS IN THIS PART I AND IN OUR 1999 ANNUAL REPORT AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES, THE SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED ELSEWHERE IN THIS FORM 10-K.

FLUCTUATIONS OF QUARTERLY OPERATING RESULTS

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter, as they have in the past. Factors specifically relating to our business segments are outlined below:

- ELECTRONIC TRADING - The several POSIT systems can experience and have experienced significant fluctuations in trading volume. Since more than 10% of our operating revenue and a significant portion of our income by segment came from POSIT in 1999, these fluctuations can have a significant impact on our revenue and operating income.

- ASSET MANAGEMENT - Depending on the performance of the funds under management by Symphony, the portion of our total Asset Management revenues that are derived from performance-based fees could vary substantially. Performance based fees are recognized only at the performance measurement dates contained in the individual account management agreements. The amount of recognized revenues can, therefore, fluctuate significantly based not only on the performance of the funds, but on the timing of their recognition. Since more than 10% of our operating revenue and a significant portion of our income by segment came from Symphony in 1999, these factors often result in significant variability in revenues and operating income for us. Symphony's revenues will continue to depend on its performance and the timing of its performance fee determination dates for the funds it has under management. We expect that this significant variability will continue in the future.

- SUBSCRIPTION AND CONSULTING - Subscription and Consulting revenues in any quarter depend substantially upon our total contracting activity and our ability to recognize revenue in that quarter in accordance with our revenue recognition policies. Our Consulting revenues can be susceptible to a large degree of variability depending on our ability to source new projects and the unpredictable nature and significance of fees associated with specific transactions.

     In addition, we anticipate that our clients' and prospects' concerns regarding Year 2000 will slow or halt sales of new products during the last half of calendar 1999. We believe that many clients and potential clients are heavily engaged in testing and correcting Year 2000 problems. These clients may, therefore, choose to defer investments in our software products during 1999. This deferral might not have an immediate impact on our revenues because we recognize subscriptions fees ratably over the entire year. It would, however, have a cumulative negative effect on our revenues. Because Year 2000 related impacts on client purchasing decisions are unprecedented, our ability to forecast accurately the effect of the Year 2000 issue on our quarter-to-quarter revenues is limited.

     Frequently our earnings are materially affected in our second fiscal quarter because of annual salary adjustments for our Subscription and Consulting employees in July. Our compensation policy historically has involved significant reliance on discretionary bonuses. Because compensation expense is a significant percentage of our operating expenses, discretionary bonuses could have a material effect on our net income.

Our operating expenses are based in part on our expectations regarding future revenue. Our consolidated operating results may be adversely affected if revenue does not appear in a quarter as anticipated. Since expenses are usually committed before revenues are generated, and because only a small amount of expenses vary with revenue, our consolidated operating results may be impacted significantly by lower revenues. Various factors could cause these lower revenues and could affect quarter to quarter comparisons. Also, much of our revenues are earned under fixed price software subscriptions. Changes in our costs associated with those subscriptions could have a material adverse effect on our business, financial condition and results of operations.

Accounting standards and practices may require us to defer recognition of license revenue for a significant period after entering into a license agreement. Generally, the subscription fees for our Investment Analytics and Investment Data products are initially deferred as unearned revenues when payment has been received, after which revenue is recognized ratably over the term of the subscription. However, mutually acceptable terms and conditions for some of our Investment Analytics sales and Consulting services, particularly Enterprise Risk Management solutions, sometimes do not permit revenue recognition at the time of delivery or even as work on the project is completed.

DEPENDENCE ON KEY PERSONNEL

Our future success will depend in large part on our ability to attract, train and retain highly skilled managerial, research, development, sales, support, technical and services personnel. Competition for people in the software and financial services industries is intense. At times, we've had difficulty locating candidates with appropriate qualifications and expertise. None of our executive officers has entered into an employment agreement with BARRA. Over the last several months we have experienced departures of several senior executives, including our Chief Operating Officer and our Managing Director of Research. In addition, we are currently seeking a new Chief Executive Officer. Because this individual will be the leader of our company, he or she will significantly impact our future success. Our failure to quickly hire a qualified and successful chief executive officer, or our failure to attract, train, retain and manage other key personnel, could have a material adverse effect on our business, operating results or financial condition.

DEPENDENCE ON AVAILABILITY OF DATA

We currently obtain data from over 100 third-party vendors that is used in our products and services. Any interruption of our supply of data from a principal data vendor or vendors, or an interruption of our own data operations or data update processes, could have a material adverse effect on our business, financial condition or results of operations. These adverse effects include, for example, our products or services becoming inoperable or their performance being materially reduced.

If any of the third-party data vendors change their product offerings, we may need to incur additional costs to ensure continued performance of our products and services. In addition, if the cost of licensing any of these third-party data products materially increases, our gross margin levels could materially decrease.

YEAR 2000

The "Year 2000" or "Y2K" problem is the inability of computer systems and embedded computer chips to distinguish between the year 1900 and the year 2000. We are continuing to address the potential effects of the Y2K problem on our products and services, as well as on our vendor-supplied internal hardware and software systems.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, our normal business activities, operations, or systems. These failures could result in claims and lawsuits. Any such claim or suit, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources. In addition, these sorts of claims and lawsuits could materially adversely affect our business, financial condition, or results of operations. Because we derive significant revenue from licenses for our software applications, we also generally face additional Year 2000 risks of product disruption and potential liability inapplicable to non-software providers.

Our ability to continue normal business operations itself depends on the Y2K readiness of our various data vendors and other suppliers. For example, our data vendors may be unable to provide timely and accurate data because of the Y2K problem. Moreover, most of our products and some of our services require that data be processed through our proprietary data update processes. Consequently, any inability to receive not only timely and accurate data from our vendors, but also timely and accurate data updates processed through our own data update processes, could significantly undermine the quality and delivery of our products and services.

In March 1999, we allocated approximately 50 full-time equivalent employees from our research and data management groups to work almost exclusively on our Year 2000 efforts. To the extent individuals within these groups are dedicated to these efforts, we will likely experience delays in developing enhancements to our products, as well as delays in our research efforts supporting our next generation of products.

As is the case with other similarly situated software companies, if our current or future clients fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for our products or services) to address Year 2000 compliance problems, our business, financial condition or results of operations could be materially adversely affected.

For a more comprehensive discussion of our Year 2000 plans and exposures, see the Year 2000 discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Form 10-K.

INTERNATIONAL OPERATIONS

We anticipate that revenues from customers outside the U.S. will continue to be a significant part of our total revenues for the foreseeable future. Our operations outside the U.S. are subject to additional risks, including:

-    unexpected changes in regulatory requirements;
-    unexpected changes in exchange rates, tariffs and other trade barriers;
-    political or economic instability;
-    difficulties in staffing, managing and integrating foreign operations;
-    longer payment cycles;
- difficulties or delays in translating products and related documentation into foreign languages;
-    currency fluctuations and conversion risks; and
-    potentially adverse tax consequences.

Any of these factors could have a material adverse effect on our business, financial condition, or results of operations. Volatility in Asian capital markets, for example, has negatively impacted our revenues during the past fiscal year and could adversely impact future subscription renewals and related revenues for clients throughout that region.

VOLATILITY OF STOCK PRICE; RISK OF LITIGATION

The trading price of BARRA common stock has in past and may in the future be subject to significant fluctuations in response to factors such as: (a) revenue or results of operations in any quarter failing to meet the expectations (published or otherwise) of the investment community, and the timing of the announcements of such shortfalls; (b) changes in recommendations or financial estimates by securities analysts; (c) acquisitions of significant businesses;
(d) new product announcements; (e) conditions and trends generally in the industries in which we operate; (f) adoption of new accounting standards affecting the software or financial services industries; and (g) general market conditions. Further, the stock market has experienced in recent months and may continue in the future to experience extreme price and volume fluctuations that particularly affect the market prices of equity securities of high technology and financial services companies. These fluctuations often are not related, or are disproportionate, to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions have and may continue to have a material adverse effect on the trading price of BARRA common stock. Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits or claims. Any such suit or claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources. In addition, these sorts of claims and lawsuits could have a material adverse effect on our business, financial condition, or results of operations.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

The markets in which we compete are characterized by rapidly changing technologies, extensive research, and new product introductions. Our future growth and financial performance will depend on our ability to continue to quickly develop and introduce new products and enhance our existing products in response to advances in finance theory and computer technology, changing market conditions and increasingly sophisticated customer requirements. We may not be able to enhance existing products or develop and introduce new products that receive market acceptance in a timely manner. Failure to anticipate or respond adequately to changing market conditions could have a material adverse effect on our business, financial condition, or results of operations. Because we offer products across many geographic areas and many areas of specialization, we often must restrict our product development efforts to a limited number of products and operating platforms. There can be no assurance, however, that efforts we select will be successful or will achieve market acceptance. In addition, the cost of research and development efforts required to keep pace with technological changes may, at times, have a significant effect on our business, operating results or financial condition.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND POTENTIAL INFRINGEMENT OF THIRD PARTY INTELLECTUAL PROPERTY RIGHTS

We consider certain aspects of our Investment Analytics, Investment Data Products, related internal data update processes and other products and services to be proprietary. We rely on a combination of trade secret, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. A third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. We cannot assure that any of the rights granted under any copyright or trademark that we may obtain will protect our competitive advantages. Our competitors may also independently develop and patent technology that is the same or similar to ours or may obtain access to our proprietary technology. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Also, some elements of our products and services are not subject to intellectual property protection.

We believe that our products, processes and trademarks, including those obtained in recent acquisitions, do not infringe the intellectual property rights of third parties. There can be no assurance, however, that the intellectual property which we have acquired will meet the warranties negotiated in these transactions or that third parties will not otherwise assert infringement claims in the future. These assertions could require us to enter into royalty arrangements or could result in costly litigation.

- TRADEMARKS - We have registered "BARRA" as a trademark in the United States and in certain foreign countries. We have also registered other trademarks in the United States and in certain foreign countries for certain product and services names, and have registration applications pending for product and service names in the United States and foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or mark of choice will be available.

- PATENTS - We currently hold no patents. Recent developments in U.S. patent law appear, however, to have strengthened the viability of patents for financial products. In light of these developments, we are considering applying for patents on certain of our proprietary technologies. Patent applications can be extremely costly to process and defend. Further, we cannot assure that any of the rights granted under any patent that we may obtain will protect our competitive advantages.

     There are numerous patents in the computer and financial services industry and new patents are being issued at a very rapid rate. These recent developments appear to be prompting many of our competitors and potential competitors to seek patents on their financial technologies. It is not economically practicable to determine in advance whether any of our existing products or any of their components or a service or method infringes on the patent rights of others. It is likely that from time to time we will receive notices from others of claims or potential claims of intellectual property infringement. It is also likely that we may be called upon to defend a joint venture partner, customer, or licensee against such third party claims. Responding to these types of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business, operating results or financial condition. Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us.

- LICENSE AGREEMENTS - Our Investment Analytics and Investment Data Products are generally licensed to end users on a periodic subscription basis in a nontransferable license signed by the client. We also permit access to certain products through the Internet under on-line licenses that are acknowledged by the licensee. The enforceability of these on-line licenses has not yet been determined by the courts. We are frequently required to obtain licenses to the proprietary rights of data vendors or others. There can be no assurance that these licenses will be made available on terms acceptable to us, if at all.

- TRADE SECRET AND COPYRIGHT - Existing trade secret and copyright laws only offer us limited protection for our proprietary assets. We believe that the rapid pace of technological change in the software and financial services industries will only make trade secret and copyright protection less significant over time. Consequently, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Since use of most of our Investment Analytics and Investment Data Products requires access to our proprietary databases, we also believe that trade secret and copyright protection are not significant factors in the protection of our proprietary rights. The following factors also contribute significantly to protecting our intellectual property:

     -    The knowledge, ability and experience of our employees;
     -    timely product enhancements and database updates; and
     -    the availability and quality of our support and Consulting services.

- CONFIDENTIALITY UNDERTAKINGS - Our license agreements restrict clients' disclosure of proprietary information contained in our products. It may be possible, however, for unauthorized parties to copy aspects of our products or to obtain and use information that we regard as proprietary. We also rely heavily on the knowledge, abilities and experiences of certain employees. We seek to protect these knowledge bases through non-disclosure undertakings by our employees. The laws of each state within the United States and of the various countries in which we employ personnel and license to clients vary with regard to the extent and manner in which these sorts of undertakings may be enforced.

POTENTIAL LIABILITY BASED ON USE OF PRODUCTS AND SERVICES

Our license and consulting agreements have provisions designed to limit our exposure to potential liability claims brought by our clients or other third parties. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state or local laws or ordinances. Although we have not yet experienced any of these claims, use of our Investment Analytics, Investment Data Products and/or Consulting services for investment decision-making creates the risk that clients, or the parties whose funds are managed by our clients, may pursue a claim against us. Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources. If a claim against us were successful, the resulting damages could have a material adverse effect on our business, financial condition, or results of operations.

GOVERNMENT REGULATION

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. It is very difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses. A change in or failure to comply with any applicable laws, rules or regulations could result in fines, penalties, suspensions or revocations of licenses or permits. We believe that our existing products and services comply with all applicable statutes, rules and regulations, including those that we are subject to as a registered investment adviser. However, there can be no assurance that these statutes, rules or regulations will not change in the future, or that such changes will not materially adversely affect our business, financial condition or results of operations.

- ADVISERS ACT - We believe and have adopted the position that our Investment Analytics and Investment Data Products (other than Contour) do not provide investment advice for purposes of the Advisers Act. Future developments in our product line or in the regulatory environment could cause this status to change. In that event, we may be required to broaden our disclosures to the SEC and to adopt the strict compliance procedures mandated by the Advisers Act with respect to a much broader segment of our business. These changes could also trigger obligations to comply with investment advisory regulations in foreign jurisdictions where we market our products. These heightened obligations would entail significant additional costs to us.

- PIA AND BROKER/DEALER PRINCIPALS - The individuals named respectively in Directus' PIA registration as the supervisor of the regulated activities and in Bas's broker/dealer registration as its principal have ceased to be our direct employees. They are now each retained by us to supervise the conduct of those activities. If our retainers of those individuals terminate, we will be required to find other individuals with the required qualifications to fill these roles or cease conducting the related activities.

- POSIT - Following the adoption of Regulation ATS, POSIT has continued to operate as a broker-dealer and is not registered as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed on automated trade execution systems. There can be no assurance that Congress will not enact legislation applicable to alternative trading systems. If POSIT were to become subject to regulation as a stock exchange, it is possible that POSIT could not operate effectively. Loss of revenues from POSIT would materially adversely affect our financial condition and results of operations.

- SOFT DOLLARS - We also estimate that approximately 9% of our total revenues are received from soft dollar transactions. See Government Regulation below. For several years the investment community has debated the purchase of goods and services with soft dollars, and the practice is regulated in the U.S. by the SEC and the DOL. Legal or regulatory changes may restrict or prohibit us from providing services to money managers in exchange for soft dollars. Such changes could have a material adverse effect on our business, financial condition, or results of operations.

COMPETITION

Each of the markets in which our Subscription and Consulting, Electronic Trading and Asset Management segments conduct business has become increasingly competitive in recent years. In some of these segments, our competitors have substantially greater financial, research, development and other resources. There can be no assurance that (a) we and/or our joint venture partners will continue to have sufficient resources to succeed in our efforts and be successful in maintaining our competitive advantages or (b) our competitors will not devote significantly more resources to competing services.

- SUBSCRIPTION AND CONSULTING - The effort and cost required to develop and maintain our risk models and related databases may present a significant barrier to entry into the marketplaces for certain of our Investment Analytics and Investment Data Products. We believe that our extensive experience in product maintenance, together with the economies of scale available to us because of our large client base, give us a competitive advantage in the markets for our Investment Analytics, Investment Data Products and Consulting divisions.

- ELECTRONIC TRADING - We cannot predict the effect that changes in regulation may have on the competitive environment for POSIT. In particular, the adoption of Regulation ATS (discussed above under regulation) may make it easier for securities exchanges, The Nasdaq Stock Market(R) and others to establish competing trading systems.

- ASSET MANAGEMENT - No one firm dominates the Asset Management industry. Barriers to entry are comparatively low in the industry because a few skilled individuals could set-up an asset management business in a relatively short period of time.

RISKS ASSOCIATED WITH BUSINESS COMBINATIONS

As part of our overall strategy, we plan to continue to acquire or invest in complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other businesses. Some common risks in these arrangements include: (a) the difficulty of assimilating the operations and personnel of the combined companies; (b) the risk that we may not be able to integrate the acquired technologies or products with our own; (c) the substantial management time devoted to such activities; (d) undisclosed liabilities; (e) the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;
(f) the failure to realize anticipated benefits (such as cost savings and synergies); and (g) customer dissatisfaction with, or problems caused by, the performance of any acquired technologies. We may not be successful in overcoming these risks or any other problems encountered in these transactions. In addition, there can be no assurance that acquired businesses will achieve anticipated revenues and earnings.

MANAGEMENT OF GROWTH AND CHANGES IN STAFFING

We have experienced an extended period of (a) significant revenue growth; (b) growth into new foreign markets; (c) expansion of our Investment Analytics and Investment Data Products and related services; (d) significant expansion in our number of offices; and (d) substantial fluctuations in the number of our employees. These changes have resulted in new and increased responsibilities for our management and have placed a significant strain on our operating and financial controls and other resources. To accommodate recent growth, compete effectively, and manage potential future growth, we must continue to implement and improve the speed and quality of our products and services, management decisions, reporting systems, procedures, and controls. Our personnel, procedures, systems, and controls may not be adequate to support our future operations.

CATASTROPHIC EVENTS

Our operations depend on our ability to protect our equipment and the information stored in our databases against fires, earthquakes and other natural disasters, as well as other power loss, telecommunications failures, unauthorized intrusions and other catastrophic events. There is no assurance that the measures we've taken to reduce the risk of interruption in our operations caused by these events is sufficient. Any damage or failure that causes operational interruptions could have a material adverse effect on our business, financial condition or results of operations.

POSSIBLE ADVERSE EFFECTS OF OPTION EXERCISES

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of BARRA common stock could be materially adversely affected. At March 31, 1999, there were outstanding exercisable options to purchase approximately 1.2 million shares of BARRA common stock issued under various BARRA stock option plans. As of that date, options to purchase about 1.15 million shares of BARRA Common Stock had exercise prices below our closing common stock price on March 31, 1999 ($24.625).

EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS AND ANTI-TAKEOVER PROVISIONS; POSSIBLE ISSUANCE OF PREFERRED STOCK

Our Certificate of Incorporation, Bylaws, and certain Delaware laws contain provisions that may discourage acquisition bids for BARRA. This may deprive stockholders of certain opportunities to receive a premium for their shares as part of an acquisition of BARRA. We may issue preferred stock in the future without stockholder approval upon terms approved by our Board of Directors. The rights of our common stockholders will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. We have no present plans to designate or issue any shares of preferred stock.

IMPACT OF LEGAL AND REGULATORY PROCEEDINGS

Throughout this Form 10-K we have made various disclosures regarding the possibility of certain legal and regulatory proceedings. Many factors may effect the outcome of such proceedings. Accordingly, until such proceedings are finally resolved, it is difficult to determine the likelihood of a favorable outcome, the direct and indirect costs associated with the proceeding, or, in the event of an unfavorable outcome, the amount of any loss. Any proceeding, even if the outcome were to be ultimately favorable to us, would likely involve a significant commitment of our management, personnel, financial and other resources. This alone could have a material adverse effect on our business, financial condition, or results of operations.


ITEM 2.       PROPERTIES

Our world headquarters are located in two buildings in Berkeley, California. These buildings house our principal administrative, marketing and product development facilities. The largest building is occupied under a lease that expires in June 2007, subject to eight consecutive five-year renewal options. The smaller building is occupied under a lease that expires in June 2003, subject to one five year renewal option. All together, our headquarters occupy over 64,000 square feet of leased space in downtown Berkeley, California.

Directly and through our subsidiaries, we lease office space in 18 cities around the world.

SUBSCRIPTION AND CONSULTING - This business segment has employees and operations in the following locations:

-    Berkeley, California, U.S.A:
-    Cape Town, South Africa;
-    Darien, Connecticut, U.S.A;
-    Edinburgh, Scotland;
-    Edison, New Jersey, U.S.A;
-    Frankfurt, Germany;
-    Hong Kong, China;
-    London, England;
-    Mexico City, Mexico;
-    New York, New York, U.S.A;
-    Paris, France;
-    Rio de Janeiro, Brazil;
-    San Diego, California, U.S.A;
-    Singapore;
-    Sydney, Australia;
-    Westborough, Massachusetts, U.S.A;
-    Yokohama, Japan.

ELECTRONIC TRADING - Our employees for this business segment are located only in our New York City office. The licensees of the various POSIT systems maintain local offices to support each of those systems.

ASSET MANAGEMENT - This business segment has employees and operations in the following locations:

-    San Francisco, California, U.S.A; and
-    Darien, Connecticut, U.S.A.


ITEM 3.       LEGAL PROCEEDINGS

In June 1999, we received notice from ITG of patents purportedly owned by Belzberg Financial Markets & News International Inc. and Sydney Belzberg, an officer of that company (the Belzberg Patents). At that time, ITG informed us that one or more of the Belzberg Patents may relate to the devices, means or methods used by the POSIT electronic system, the POSIT joint venture, ITG and/or their customers, licensees or joint venture partners. ITG has also informed us that on March 5, 1999, a Canadian licensee of ITG technology received a letter asserting that the ITG licensee was infringing one of the Belzberg Patents. We understand that the ITG licensee has denied the claims of infringement and has asserted that the Belzberg Patent at issue is invalid or unenforceable. Under certain conditions, ITG may have a duty to defend or indemnify the licensee for any costs or damages arising out or an infringing use of the technology licensed by ITG. In turn, under certain conditions, the POSIT joint venture and we, as one of its general partners, may have a duty to defend or indemnify ITG. We are monitoring the matter with ITG and intend to take all appropriate action. We are unaware of any actual claims of patent infringement leveled against the POSIT system, the POSIT joint venture or any of POSIT's customers or joint venture partners by any of the title owners of the Belzberg Patents. Based upon our review of the matter as disclosed to us by ITG, we believe that any such claims arising out of the Belzberg Patents would be without merit and we would vigorously defend any such claim. Intellectual property disputes are, however, subject to inherent uncertainties and the claims or their resolution could have a material adverse effect on our business, operating results or financial condition.

In addition, we are often subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the results of any of these matters will materially and adversely affect our business, financial condition or results of operations. See also Note 12 of the Notes to our Financial Statements below.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

As of June 7, 1999, the following executive officers hold the offices indicated until their successors are chosen and qualified at the next annual meeting of our shareholders:

NAME                     AGE     POSITION

Andrew Rudd              49      Chairman and Chief Executive Officer of BARRA

Kamal Duggirala          40      President of BARRA

C.E. Beckers             47      President of BARRA International, Ltd., President of Investment
                                 Analytics Division and Senior Vice President of BARRA

Sean Dickinson           36      Chief Technology Officer of BARRA

James D. Kirsner         55      Chief Financial Officer of BARRA

Maria Louisa Hekker      37      General Counsel, Chief Legal Officer and Secretary of BARRA

Andrew Huddart           38      President of Investment Data Products Division and Senior Vice
                                 President of BARRA

Daniel Beck              45      Vice President of Business Development of BARRA

Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors or executive officers of the Company. In January 1999, Dr. Rudd announced his intention to resign as our Chief Executive Officer when a replacement is found and qualified. A committee of our Board of Directors is currently searching for a new CEO. We expect that, following his resignation, Dr. Rudd will continue to serve as our Chairman.

DANIEL BECK joined our predecessor in 1978; served in various roles of increasing responsibility in our Fixed Income and Operations units from 1978 to present; currently is Vice President of Business Development.

C.E. BECKERS joined our predecessor in 1981; served in various roles of increasing responsibility in our international operations from 1981 to present; currently is a Senior Vice President of our parent company and President of our Investment Analytics division. Dr. Beckers has also served on the faculty of K.U. Leuven (Belgium) since 1989.

SEAN DICKINSON worked in various capacities within our global software engineering group since joining us in 1995; became Chief Technology Officer and Director of Software Engineering in February 1999; served as a Software Development Manager from 1991 until 1995 at Bacon & Woodrow, Actuaries and Consultants, an actuarial firm in the United Kingdom.

KAMAL DUGGIRALA joined our predecessor in 1984; served in various roles of increasing responsibility in our Electronic Brokerage and Trader products and Advanced Technology divisions from 1984 to 1993; became our President in 1994.

MARIA LOUISA HEKKER has been our General Counsel since 1992. She worked in the San Francisco and Milan offices of the law firm of Graham & James from 1988 to 1992.

ANDREW HUDDART has been President of our Investment Data Products division and a Senior Vice President of our parent company since 1997. He worked with Reuters in the U.S. and Europe from 1983 to 1997.

JAMES D. KIRSNER has been our Chief Financial Officer since 1993. He was with Arthur Andersen & Co. from 1966 to
1993.

ANDREW RUDD joined our predecessor in 1975; served as our president from 1984 to 1992, our Chief Executive Officer since 1984, as a member of our Board of Directors since 1986 and as Chairman since 1992. Between 1977 and 1982, Dr. Rudd was a professor of finance and operations research at Cornell University in Ithaca, New York.

                                     PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Our common stock is listed on The NASDAQ Stock Market (the "NSM") under the trading symbol "BARZ." This table displays the range of high and low trade prices for our common stock as reported on the NSM.

 1998           HIGH       LOW               1999           HIGH       LOW               2000           HIGH       LOW
1st Quarter     22.000     16.333           1st Quarter     29.000     19.875           1st Quarter     26.375     17.875
2nd Quarter     28.500     21.170           2nd Quarter     25.500     18.500           (through June 7, 1999)
3rd Quarter     29.625     23.250           3rd Quarter     28.000     15.625
4th Quarter     28.500     22.000           4th Quarter     26.875     17.500

At June 7, 1999 there were approximately 3,900 holders of our common stock. To date, we have paid no cash dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our capital requirements and financial condition and other relevant factors. Our Board of Directors does not intend to declare any dividends in the foreseeable future. On June 7, 1999 the closing price for our common stock as reported by the NSM was $24.50.

ITEM 6.       SELECTED FINANCIAL DATA

The information on the inside cover of the 1999 Annual Report under the heading "Financial Highlights" regarding our selected financial data required by this
Item 6 is incorporated by reference. (See also Item 7 below in Part II of this Report.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains descriptions of our current expectations and forecasts regarding future trends affecting our business. These forward-looking statements and other forward looking statements made elsewhere in this Form 10-K and in our 1999 Annual Report are made in reliance on safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For further information regarding how to identify forward looking statements and the factors that could cause actual results to differ, please look at the Risk Factors section in Part I of this Form 10-K. Any or all of the forward-looking statements that we make in this Form 10-K, our 1999 Annual Report or any other public statements we issue may turn out to be wrong. It is also important to remember that other factors besides those listed in the Risk Factors section could also adversely affect us and our business, operating results or financial condition.

THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE RISK FACTORS SECTION OF PART I OF THIS FORM 10-K, OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES IN THIS PART II AND THE SELECTED FINANCIAL DATA CONTAINED IN OUR 1999 ANNUAL REPORT.

GENERAL

We completed the following business combinations during 1999:

- REDPOINT - In June 1998, we acquired substantially all of the assets and assumed certain liabilities of Redpoint for cash plus future contingent consideration. In April 1999, we negotiated amendments to the price and other terms of the acquisition. As amended, the total cash purchase price, excluding future contingent royalties, was $6.7 million. The acquisition was accounted for as a purchase.

- BOND EXPRESS - In January 1999, we completed our acquisition of Bond Express. The purchase price for acquiring the remaining partnership interest was $1 million in cash, plus contingent consideration. The acquisition was accounted for as a purchase.

RESTRUCTURING CHARGE - On April 19, 1999, our management announced a restructuring plan to reduce the cost of operating our U.S. fixed income business and focus future development and sales efforts on global and enterprise-wide fixed income products. The restructuring plan will discontinue certain U.S. fixed income products and eliminate various sales, client and product support positions and related facilities within the U.S. Revenues from discontinued products ceased on April 30,

1999. Customers who had prepaid subscriptions for periods after April 30, 1999 will receive refunds by June 30, 1999. Revenues from discontinued products amounted to approximately $8 million in 1999, or 5% of our total revenues. Although the decision to discontinue these products was made in April 1999, certain support activities will continue through December 31, 1999.

We are recording two significant charges in connection with the restructuring plan. The first charge of approximately $4 million ($.27 per diluted share) was recorded in the quarter ending March 31, 1999. It consisted of a write-off of goodwill and capitalized software development costs related to our 1997 acquisition of a company engaged in the development of products for the U.S. fixed income market. The second charge will consist of restructuring costs estimated to be approximately $6 million. This amount will be charged to operating expense in the quarter ending June 30, 1999 and will consist principally of estimates related to severance and related benefits, discontinued product support costs between May 1, 1999 and December 31, 1999, and excess facilities costs.

Despite the fact that these two charges are related to the same restructuring, current accounting standards prohibit the recognition of restructuring charges unless certain decisions have been made, including the identification and communication of employee dismissals. Since we did not meet some of these criteria by March 31, 1999, the charge for these costs will occur in the quarter ended June 30, 1999.

FOREIGN CURRENCY - As an international corporation, our business generates revenues from clients throughout the world. We maintain sales and representative offices world-wide and hold certain deposits and accounts in foreign currencies. Our revenues are generated in both United States and non-U.S. currencies. Subscriptions in the United Kingdom and the European Community are priced in pounds sterling (pounds) and Euros, respectively. Additionally, our consolidated subsidiary, BARRA Japan, generates revenues, has expenses and has assets and liabilities denominated in Japanese yen. All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. Our management has considered its exposures to foreign currency fluctuations. To this point we have decided not to engage in hedging or managing exposures to foreign currency fluctuations through contracts for the purchase, sale or swapping of currencies. Because we do not engage in hedging, a strengthening of the U.S. dollar versus other non-U.S. currencies could have a material adverse affect on our business, results of operations and financial condition.

For 1999 compared to 1998, the U.S. dollar strengthened against the yen and Euro and weakened against the pound. The resulting net effect of these movements in average exchange rates on operating revenues and net income was a decrease of approximately $1,000,000 and $400,000, respectively. For 1998 compared to 1997, the U.S. dollar strengthened against the yen and ECU and weakened against the pound. The resulting net effect of these movements in average exchange rates on operating revenues and net income was a decrease of approximately $1,400,000 and $200,000, respectively.

Because the functional currency of BARRA Japan is the yen, the translation gains and losses associated with the consolidation of its balance sheets at points in time are reported as part of shareholders' equity.

Under current operating arrangements in the countries in which we do business, there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company.

RESULTS OF OPERATIONS

The following table shows the percentage of total operating revenues represented by items in our consolidated statements of income for the years ended March 31:

                                                                     1999        1998        1997
                                                                  ------------------------------------
Operating Revenues:
Subscription and consulting fees                                      72.5%       70.7%       70.6%
Electronic trading                                                    10.3         8.8         9.6
Asset management                                                      17.2        20.5        19.8
------------------------------------------------------------------------------------------------------
   Total operating revenues                                          100.0%      100.0%      100.0%
------------------------------------------------------------------------------------------------------
Operating Expenses:
Cost of subscription products                                          6.0%        5.3%        6.5%
Compensation and benefits                                             49.4        45.2        47.4
Occupancy                                                              4.8         4.0         4.1
Other operating expenses                                              17.6        18.2        18.4
------------------------------------------------------------------------------------------------------
   Total operating expenses before acquisition and other charges      77.8        72.7        76.4
Non-recurring acquisition charges and write-off of goodwill
    and capitalized software costs                                     2.5         7.2         1.7
------------------------------------------------------------------------------------------------------
   Total operating expenses                                           80.3%       79.9%       78.1%
------------------------------------------------------------------------------------------------------
Interest Income and Other                                              0.9%        1.4%        2.0%
------------------------------------------------------------------------------------------------------
Income Before Equity in Net Income and Loss of
Investees, Minority Interest, and Income Taxes                        20.6%       21.5%       23.9%
  Equity in Net Income and Loss of Investees                          (0.4)       (0.3)       (0.1)
  Minority Interest                                                   (5.1)       (6.2)       (1.4)
------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                            15.1%       15.0%       22.4%
Income Taxes                                                          (6.9)       (9.2)       (9.5)
------------------------------------------------------------------------------------------------------
Net Income                                                             8.2%        5.8%       12.9%
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


OPERATING REVENUES

SUBSCRIPTION AND CONSULTING FEES. Subscription and consulting fees consist of subscription fees for our Investment Analytics and Investment Data Products businesses, and revenues from other sources related to the Investment Analytics business (which include timesharing revenues, seminar revenues and other recurring and one-time fees); and annual retainer and project fees for Consulting services provided to pension plan sponsors, investment managers and others. A summary of the components of this revenue is as follows:

                                                     1999                              1998                     1997
                                       --------------------------------- ---------------------------------- --------------
                                                       % CHANGE FROM                      % CHANGE FROM
                                         $(000)         PRIOR YEAR          $(000)          PRIOR YEAR         $(000)
                                         ------         ----------          ------          ----------         ------
Analytics and data subscriptions           86,844          19.2              72,840            39.6             52,170
Other analytics related                     5,979          (2.6)              6,136            (6.3)             6,550
Consulting                                 21,838          10.4              19,772            21.2             16,319
                                           ------          ----              ------            ----             ------
     Total                                114,661          16.1              98,748            31.6             75,039
                                           ------          ----              ------            ----             ------
                                           ------          ----              ------            ----             ------

Analytics and data subscriptions are revenues for our Investment Analytics and Investment Data Products, including related data updates. We generally bill and collect these fees on an annual basis, but recognize the income 1/12th per month over each year of the subscription period.

Revenues for 1998 shown above include subscription and related fees of $7.7 million from acquisitions that we completed during the year. In addition to revenue from these acquisitions, our growth in annual subscription fees continues to be generated from a combination of obtaining new clients and increasing revenues from existing customers through the introduction of new products and services.

For 1999 compared to 1998, annual subscription fee revenue for the U.S. and non-U.S. markets increased approximately 22% and 18%, respectively. For 1998 compared to 1997, annual subscription fees for the U.S. and non-U.S. markets increased approximately 46% and 32%, respectively. Excluding revenues from 1998 acquisitions, subscription fees for the U.S. and non-U.S. markets increased 26% and 23%, respectively. For both markets, revenue growth primarily came from equity models and related data reflecting the continued success of our Aegis suite of products. We have introduced various new single country and global versions of this equity analytics system continuously since July 1995. Our fixed income product sales also contributed to this growth, primarily to the non-U.S. increase, as a result of sales of the global version of our COSMOS System. Increases in our subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions.

Approximately $8.5 million of Investment Data Products division revenues is included in analytics and data subscriptions for 1999. This division had pre-tax losses on a fully allocated cost basis of approximately $5.8 million for 1999.

Other analytics related revenues are derived from our Institutional Analytics business. They include timesharing revenues, seminar revenues and other recurring and one-time fees. The decline in the relative and absolute amounts of this component of revenue reflects a continued decrease in our timesharing revenues and a decline in our seminar revenues. Our timesharing revenues (which were $1.3 million in 1999) have decreased over the past few years as we have converted our timesharing platform products (which are now almost exclusively U.S. fixed income products) to operate on our clients' in-house computers. We have also moved clients for our remaining timesharing products from variable to fixed fee arrangements. We will discontinue our timesharing product platform at the end of calendar 1999. As a result of all of these factors, our timesharing revenues will continue to decline and will not exist by the end of 2000. During 1999, we held fewer seminars and similar events than we had in prior periods. This resulted in the decline in our seminar revenue.

Consulting fees consist of services delivered by our Enterprise Risk Management, Investment Consulting, Corporate Consulting, and Strategic Consulting business groups. Our Enterprise Risk Management group provides firm-wide risk management solutions. Our Enterprise Risk Management services generally involve the sale of software and services including a one-time license fee, recurring subscription, maintenance and support fees, as well as consulting services related to implementation and software modification. Enterprise Risk Management revenues are subject to significant volatility as a result of the uneven nature in which the various elements of the services are earned and recognized for reporting purposes. Our Investment Consulting group provides services to pension plan sponsors usually under recurring retainer-based fee arrangements. Our Strategic Consulting group provides consulting services to money managers, which are usually nonrecurring, project-type engagements that are completed in phases. Our Strategic Consulting revenues also include fees related to consulting work done in connection with our clients' strategic transactions. Because our Strategic Consulting revenues are project related, they are susceptible to a large degree of variability depending on the ability of the group to source new projects and the unpredictable nature and significance of fees associated with strategic transactions. Our Research Department (which also performs research functions for our Investment Analytics and Investment Data Products divisions) performs a variety of specialized Corporate Consulting services and analytics research using our proprietary models and databases for clients principally involved with fixed-income financial instruments.

The increase in total Consulting fees for 1999 compared to 1998 was primarily due to increases in Enterprise Risk Management revenues, which in turn resulted from increases in customer installations and related fees. The increase in total Consulting revenues from 1998 over 1997 includes $1.4 million of consulting revenues from Investment Analytics generated from businesses acquired in 1998.

ELECTRONIC TRADING. Our electronic trading revenues increased $5.7 million or 54% in 1999 over 1998 and increased $2.1 million or 21.0% in 1998 over 1997. Electronic trading revenues consist of license fees from our various POSIT systems. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems. Shares traded in the U.S. POSIT system were 5.8 billion, 3.6 billion and 3.3 billion, for calendar years ended December 31, 1998, 1997, and 1996, respectively. Our POSIT revenue increases reflect higher trading volumes on U.S. POSIT.

ASSET MANAGEMENT. Our asset management revenues decreased $.9 million or 3.2% in 1999 compared to 1998 and increased $7.3 million or 35.2% in 1998 over 1997. Asset management revenues consist of business from both Symphony and the Asset Services Group (which provides customized multi-manager programs).

Symphony's revenues consist primarily of asset management fees, which are a fixed percentage of asset value, and performance fees, which are based on the performance over a benchmark for each account. Symphony's total revenues were $25.8 million for 1999, $26.5 million for 1998 and $16.1 million for 1997. Performance fees included in total revenues were $10.6 million, $14.7 million and $11.6 million for 1999, 1998 and 1997, respectively. Performance fees are recognized only at the measurement date for determining performance of an account. The measurement date typically is at the end of the first year of a client's contract and on each subsequent annual anniversary date for the years after the first year. Although Symphony again exceeded its benchmarks, its performance fees decreased from 1998 to 1999. This decrease was the result of lower investment performance in excess of benchmarks offset in part by growth in assets subject to performance fees. The increases in performance fees in 1998 and 1997 were the result of not only investment performance in excess of benchmarks, but the fact that assets under management that were subject to performance fees grew significantly.

As of the beginning of 2000, Symphony had approximately $2.7 billion of assets under direct management (an increase of 23% over the beginning of 1999). $1.8 billion of these assets are managed under agreements that provide for performance fees in addition to a base management fee. This represents an increase of 22% over the beginning of 1999.

Symphony's future revenues will depend to a great extent on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

REVENUES FROM NON-U.S. CUSTOMERS. The percentage of our total operating revenues that come from our non-U.S. customers represented 33.1%, 32.7% and 31.9% in 1999, 1998 and 1997, respectively. The percentage of revenues derived from our non-U.S. customers continued to increase due primarily to our acquisition of the TED assets in late 1998. The percentage of our subscription and consulting revenues (total revenues excluding electronic trading and asset management revenues) that come from non-U.S. customers was 45.6%, 45.4% and 44.3% in 1999, 1998 and 1997, respectively. The change in the percentage of revenue from non-U.S. customers in 1999 compared to 1998 reflects faster growth rates in the U.S. offset in part by the inclusion of revenue from The Estimate Directory for the entire year. Increases in the percentage of our revenue from non-U.S. customers in 1998 compared to 1997 reflects growth in our non-U.S. revenues including the impact of revenues from the acquisition of the TED assets (which are primarily from non-U.S. customers).

OPERATING EXPENSES

COST OF SUBSCRIPTION PRODUCTS. Cost of subscription products consists of our computer access charges, data costs, computer leasing expenses and seminar expenses. This component of operating expenses increased $2.2 million or 30.3% in 1999 over 1998 and increased $.4 million or 6% in 1998 over 1997. Excluding the impact of businesses acquired in 1998, our costs of subscription products decreased $.4 million from 1997. Increases in 1999 over 1998 are primarily due to higher costs for data, computer and Internet access delivery systems and our purchased software expenses. The decrease in 1998 compared to 1997 reflects higher data costs offset by lower outside computer costs as a result of lower contract costs for these services. We anticipate that data and computer access costs will continue to increase in the future as our requirements for new and expanded data sources and delivery channels increase in order to meet product development, enhancement and market needs.

COMPENSATION AND BENEFITS. Our compensation and benefits increased $15.9 million or 25.6% in 1999 over 1998 and increased $12.5 million or 25.1% in 1998 over 1997. Excluding compensation and benefits from businesses acquired during 1998, compensation and benefits increased $6.4 million or 12.9% from 1997.

Increases in our compensation and benefits for 1999 compared to 1998 reflect increases in full-time employees of approximately 13% (including acquired businesses), general wage increases and approximately $1.5 million in outside consultants related to Year 2000 remediation activities. Increases in our compensation and benefits for 1998 compared to 1997, excluding compensation and benefits from businesses acquired during 1998, were attributable to wage increases and growth in the number of our full-time employees of approximately 8%. Increases in our group insurance costs and other related employee benefits have also contributed to increases in each of the past three years.

Our annual salary administration and performance evaluation process results in annual reviews and salary adjustments that are effective as of July 1 of each year.

OCCUPANCY. Our occupancy costs increased $2.1 million or 37.5% in 1999 over 1998 and $1.2 million or 28.1% in 1998 over 1997. Excluding occupancy costs from businesses acquired during 1998, our occupancy costs increased $.7 million or 17% in 1998. Increases in occupancy costs for all years is the result of the impact of acquired businesses as well as additional rental costs and related leasehold improvements for office expansions completed in Berkeley, San Francisco, New York and Connecticut during 1998 with further expansion and related improvements completed in Berkeley, London and Edinburgh during 1999. We have no new plans for major facilities expansions. Due to the restructuring of our fixed income business, we have a surplus of office space and may seek to sublease some of our space in New York City. As a result, we anticipate that the rate of increase in our occupancy costs will slow substantially in 2000.

OTHER OPERATING EXPENSES. Our other operating expenses increased $2.9 million or 11.8% in 1999 compared to 1998 and increased $5.7 million or 29.8% in 1998 over 1997. Excluding other operating expenses from business acquired during 1998, other operating expenses increased $2.7 million or 13.9%. Our other operating expenses include: travel; office; maintenance;

depreciation; amortization; marketing; advertising; outside legal and accounting services; business insurance; data and other expenses related to the asset management operations; and other corporate expenses.

Increases in other operating expenses in 1999 compared to 1998 consisted primarily of increased costs for travel, telephone, legal and other professional services and amortization of intangibles. The increases in travel, telephone and other professional services reflect associated growth in revenues, employees and related organizational and compliance issues. The increase in amortization of intangibles is the result of acquisition activities during 1998 and 1999.

Excluding the impact of acquired businesses on other operating costs for 1998, the increase in other operating expenses compared to 1997 resulted from increases in data costs related to the asset management business (which are in part a function of certain asset management revenues); increases in foreign exchange losses associated with strengthening of the U.S. dollar versus certain foreign currencies; and other general increases in travel and entertainment, advertising and marketing, insurance and taxes and licenses associated with office expansions and increases in sales.

NON-RECURRING ACQUISITION CHARGES AND WRITE-OFF OF GOODWILL AND CAPITALIZED SOFTWARE COSTS. In 1999, we recorded a charge of approximately $4.0 million ($.27 per diluted share) in connection with the decision to restructure our fixed income business. The charge consisted of the write-off of the remaining unamortized amounts of goodwill and capitalized software development costs related to our 1997 acquisition of a company engaged in the development of products for the U.S. fixed income market.

In 1998, we recorded a charge of approximately $9.9 million related to purchased in-process research and development in connection with our June 1997 acquisition. The portion of the purchase price allocated to purchased in-process technology was determined based on a valuation study completed shortly after the closing of the acquisition. The portion of the purchase price allocated to purchased technology was immediately expensed.

In 1997, in connection with our merger with Rogers Casey & Associates, Inc.
(RCA), we recorded acquisition costs of approximately $1.3 million. We also recorded a charge of approximately $.4 million for the write-off of capitalized software related to a product under development by RCA because the development costs for this product were not recoverable based on revenue estimates.

OTHER INCOME AND EXPENSES

INTEREST INCOME AND OTHER. Our interest income and other decreased $.4 million or 22% in 1999 compared to 1998 and decreased $.2 million or 11% in 1998 compared to 1997. The decrease in 1999 compared to 1998 was due to two factors. The average invested balance of our accounts was lower in 1999 than in 1998. In addition, consistent with changes to market interest rates, the average interest rate for our accounts declined from 1998 to 1999. The decrease in 1998 compared to 1997 was the result of lower dividend income and interest earnings on notes receivable.

EQUITY IN NET INCOME AND LOSS OF INVESTEES. Net losses from our joint ventures and other strategic relationships represent primarily our share of losses from our equity investments in Data Downlink Corporation, Risk Reporting Limited, and Global POSIT. We liquidated our investment in Global POSIT during 1999 and, therefore, no further losses on this joint venture are expected. The consecutive increase in losses over the past three fiscal years is primarily due to increased losses from our investment in Data Downlink Corporation.

MINORITY INTEREST. Minority interest represents the profit interest of the Symphony LLC principals. Increases or decreases in minority interest reflect corresponding changes in the level of profits from the Symphony business.

NEW ACCOUNTING STANDARDS

In 1999, our company adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income," ("SFAS 130"). SFAS 130 requires companies to report a new additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. SFAS 130 did not have a material impact on our consolidated financial statements.

In 1999, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This new accounting pronouncement requires companies like ours to report financial and descriptive information about our reportable operating segments. Required segment information includes segment profit or loss, certain specific revenue and expense items, segment assets, as well as information about the revenue derived from our products and services, the countries in which we earn revenues and hold assets, and our major customers.

In 1999, we adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. It provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, short-term investments and investments in municipal debt securities available-for-sale totaled $55.1 million at March 31, 1999, representing an increase of $6.9 million from March 31, 1998. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $5 million, of which no amounts have been, or are presently anticipated to be, drawn down on that line of credit.

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations.

PRINCIPAL FINANCIAL COMMITMENTS

As of June 7, 1999, our principal financial commitments consisted of obligations under operating leases and contracts for the use of computer and office facilities, possible future royalties payable to Redpoint shareholders, possible future consideration for the acquisition of Bond Express, and severance and other related compensation and refunds of prepaid revenues associated with the restructuring plan announced in April 1999. Our Board of Directors has also authorized the repurchase of up to $2,000,000 of our common stock and has authorized up to $17 million in funds as "seed" investments for new asset management products developed by Symphony or the Asset Services Group. Approximately $7.0 million of that amount has yet to be disbursed.

YEAR 2000

The Year 2000 problem is the inability of computer systems and embedded computer chips to distinguish between the year 1900 and the year 2000. We continue to address the potential effects of the Y2K problem on our products and services, as well as on our vendor-supplied internal hardware and software systems. The following terms are important to this discussion about our Y2K efforts:

- "BARRA Products" refers to our Investment Analytics and Investment Data Products software applications that allow users to access our risk, valuation and other proprietary models and databases. The term "BARRA Products" does NOT include our proprietary data update processes, third party technology, joint venture technology or data embedded in BARRA Products.

- "DUPs" refer to our internal proprietary systems that update the data processed through most BARRA Products and some BARRA Services.

- "BARRA Services" refers to the Investment Consulting, Strategic Consulting and Corporate Consulting services offered by our parent and several wholly-owned subsidiaries as well as the asset management services provided through our wholly-owned subsidiaries other than Symphony Inc. The term "BARRA Services" does NOT include asset management and other services provided by various partnerships or joint ventures in which we participate but are not the principal operator, such as POSIT and Symphony.

- "Y2K compliant" means that the product or system referred to has file structures and naming conventions that accommodate a date transition to the next century without performance interruption.

In 1997, we assembled a Year 2000 project team made up of internal and outside professionals to identify and review areas that might experience Y2K problems. The project team formulated a plan (the "Y2K Project") to achieve two objectives:

(1) Testing substantially all BARRA Products and BARRA Services that we anticipate selling and supporting as of January 1, 2000 for Y2K compliance by March 31, 1999.

(2)       Testing our other systems for Y2K compliance by September 30, 1999.

The scope of the Y2K Project covers BARRA Products, DUPs, BARRA Services, third party and joint venture products, and other systems (e.g. hardware, software, embedded systems, and other products supporting our infrastructure). The table below describes the seven phases of the Y2K Project as it relates to those BARRA Products, DUPs and BARRA Services that we anticipate selling and supporting as of January 1, 2000. The percentages and target deadlines are based on estimates at May 31, 1999 of the total number of labor hours, including internal and outside personnel, required for each phase:


Phase              Objective                                  Status  as of May 31,  1999:  Approximate  Percentage
                                                              Complete (Target Deadline)
Awareness          Make each department  aware of the Y2K     100% Complete for BARRA Products, DUPs and BARRA
                   problem, and convey management's Services.
                   commitment  to BARRA's  Y2K  compliance
                   efforts to all departments.
Inventory          Create comprehensive lists of each         100% Complete for BARRA Products, DUPs and BARRA
                   BARRA Product, DUP, and BARRA Service.     Services.
Assessment         Assess the inventoried  BARRA Products,    100% Complete for BARRA Products, DUPs and BARRA
                   DUPs, and BARRA Services to determine      Services.
                   what modifications or enhancements are
                   needed, if any.
Solution Design    Plan the activities, develop the           100% Complete for BARRA Products, DUPs and BARRA
and Planning       schedule, and estimate the costs of        Services.
                   Y2K modifications. In addition,
                   establish basic management and
                   development processes, along with
                   general standards and verification
                   techniques for the Y2K compliance
                   tasks.
Development and    Execute the plans developed to achieve     100% Complete for BARRA Products and BARRA Services
Modification       Y2K compliance.                            DUPs:  60% (August 31, 1999)
Testing            Test and verify Y2K compliance.            BARRA Products:  94% (July 31, 1999)
                                                              DUPs:  14% (September 30, 1999)
                                                              BARRA Services:  75% (June 30, 1999)
Distribution       Deliver Y2K  compliant  BARRA  Products    BARRA Products:  89% (August 15, 1999)
                   and BARRA Services to clients.             BARRA Services:  50% (June 30, 1999)
                                                              DUPs:  phase not applicable to DUPs

In March 1999, we implemented a more comprehensive approach to our Y2K efforts regarding DUPs. We adopted more extensive testing procedures for all DUPs, including those that we had previously tested. In addition, because our own employees possess greater knowledge and expertise regarding our DUPs, we increased our internal staffing on the remaining DUP project phases and decreased our reliance on, and augmented the efforts of, outside contractors. As a result of this more comprehensive approach, the target completion dates for the development/modification phase for DUPs has been extended. Substantially all of our increased staffing, which currently includes approximately 50 full-time equivalents, comes from our research and data management groups. To the extent individuals within these groups are dedicated to the Y2K Project, we will likely experience delays in developing enhancements to BARRA Products, as well as delays in our research efforts supporting our next generation of products. In addition, this allocation has had the corresponding effect of reallocating to the Y2K Project the existing salaries and other direct costs associated with these employees.

While we have experienced some delays in the testing and distribution phases for BARRA Services, we expect to complete these phases by June 30, 1999.

We have delivered Y2K compliant versions of BARRA Products that we anticipate selling and supporting as of January 1, 2000 to our clients via regular maintenance services, except for a small number of new releases of products (which account for less than 1% of our total revenues) that we expect to release by August 15, 1999. Decisions to discontinue other BARRA Products before the Year 2000 are made in the ordinary course of business and are not expected to be based solely on Y2K issues. Except for the recently discontinued single country fixed income products, discontinued BARRA Products will be replaced with more advanced software applications that are Y2K compliant prior to the Year 2000.

Our test methods vary depending upon the relevant requirements. However, we generally test for Y2K compliance by performing each BARRA Product, DUP and BARRA Service from the end user's perspective using various Year 2000 dates. In addition, independent parties have performed Y2K compliance audits on some of the more significant BARRA Products, including several Aegis suite and Cosmos Global products.

We continue to identify and prioritize critical data vendors, and inquire about their plans and progress in addressing the Y2K problem. We have delivered questionnaires to substantially all of our vendors that currently provide data for BARRA Products, DUPs, and BARRA Services in order to assess their Y2K compliance efforts and our related exposure. Approximately 95% of these vendors responded to our questionnaires by May 31, 1999. However, our Y2K inquiries will continue indefinitely to the extent that we enter into new data contracts throughout 1999. Most responses to date indicate that the data, and the vendors' internal processes for generating, updating and delivering the data, are currently Y2K compliant, or will be before the Year 2000. If a vendor's response indicates that its data is not currently delivered in a Y2K compliant format, we normally request test data be provided when it is rendered Y2K compliant. There can be no assurance, however, regarding the availability of any such test data, or that the data vendors responding to our questionnaires have accurately evaluated their own Y2K readiness. We do, however, indirectly test substantially all of the vendors' data as part of our general Y2K testing of BARRA Products, DUPs, and BARRA Services.

Because no single client of BARRA Products or BARRA Services accounts for more than 2% of our total revenues at March 31, 1999, we are reviewing the Y2K compliance of only our thirty largest customers. Approximately two-thirds of these clients had responded to questionnaires as of May 31, 1999, and all such responses indicate that their systems are currently Y2K compliant, or will be prior to the Year 2000.

The Y2K Project includes some review of POSIT and Symphony. Because we are not the principal operator of Symphony or POSIT, we are only indirectly involved in reviewing these businesses for Y2K compliance. Based on information available to us as of May 31, 1999, the approximate completion percentages (and target deadlines) for the products and services offered by these businesses were as follows:

                                    Status as of May 31, 1999:
Phase                               Approximate Percentage Complete (Target Deadline)
Awareness                           100%
Inventory                           100%
Assessment                          100%
Solution Design & Planning          100%
Development & Modification            80% (August 31, 1999)
Testing                               55% (September 30, 1999)

The distribution phase is inapplicable to the products and services of these businesses. The Y2K Project does not cover either the Y2K readiness of other systems applicable to POSIT or Symphony (i.e. other than their products and services) nor the Y2K readiness of our business partners in these ventures. In addition, the Y2K Project does not cover the businesses of other various partnerships and joint ventures in which we participate but are not the principal operator.

Beyond our products and services, the Y2K Project also covers our other systems supporting our infrastructure. These other areas include 1) internal hardware (such as computer equipment and phone systems), 2) software (such as operating systems, software supporting our products and services, software for our payroll, accounting and other support systems) and 3) other systems, including non-information technology (such as our security system, building equipment, power utilities and embedded microcontrollers). We remain substantially dependent on outside vendors in these areas, and we do not independently verify the Y2K readiness of vendor-supplied products or services. We have made various inquiries (including written or verbal inquiries, or review of website information) of substantially all of our existing vendors whose products or services support such systems in order to assess their Y2K compliance efforts and our related exposure. Most information received in response to such inquiries indicates that the system is currently delivered in a Y2K compliant format, or will be prior to the Year 2000. We currently plan to complete assessment and remediation of any Y2K compliance problems discovered by us before September 30, 1999. However, our Y2K efforts will continue indefinitely to the extent that we acquire new components for, or make modifications or improvements to, our existing internal systems. In addition, there can be no assurance that the vendors providing information have accurately evaluated their own Y2K readiness. We expect to replace any components that are not identified as Y2K compliant with compliant versions from either the same or alternate vendors.

We have successfully completed Y2K testing of Delphi, our internally developed software used to track our client contacts and manage orders, invoices, client support, and distribution systems.

We estimate the total direct cost of the Y2K Project will be approximately $10.7 million, which includes fees paid to outside solution providers, the costs of repairing or replacing hardware and the direct costs associated with our internal labor expenses. As noted earlier, we recently directed additional employees from our data management and research groups to work almost exclusively on the Y2K Project. The increase in internal personnel has had the corresponding effect of reallocating to the Y2K Project the existing salaries and other labor expenses associated with these internal personnel. The adjustments in internal and external resources have resulted in a net increase of $4.1 million above the estimated $6.0 million total cost of the Y2K Project we reported previously.

The total amounts we spent on the Y2K Project through the 3 months and 12 months ending March 31, 1999 were approximately $900,000 and $3.2 million, respectively, of which approximately $700,000 and $2 million, respectively, are costs associated with outside contractors. We anticipate that costs for outside contractors for the quarters ending June 30, 1999 and September 30, 1999 will be approximately $1.0 million each quarter, and then we anticipate these costs will decline as the Year 2000 approaches. Of the total amount expended on the Y2K Project for the year ended March 31, 1999, approximately $1.2 million related to internal labor expenses. We estimate the future cost of completing the Y2K Project to be approximately $7.5 million, of which approximately $2.9 million relates to outside contractors, approximately $4.2 million relates to internal labor expenses and approximately $400,000 relates to the cost of repairing or replacing hardware. Internal labor costs include the salaries of those employees other than senior management who spend a portion of their time on the Y2K Project.

The above amounts include our costs for reviewing the Y2K compliance of Symphony and POSIT. These amounts exclude, however, our potential share of other costs that may be incurred by those and other various partnerships and joint ventures in which we participate but are not the principal operator. We expense costs of the Y2K Project during the period in which they are incurred. Funds for the Y2K Project are provided from our available cash resources, including cash provided from operations and short-term investments. We do not expect funds needed to complete the Y2K Project to exceed such available cash resources.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, our normal business activities, operations, or systems. Such failures could materially and adversely affect our results of operations, liquidity, and financial condition. Also, because we derive significant revenue from licenses for our software applications, we generally face additional Y2K risks of product disruption and potential liability not applicable to non-software providers.

Our ability to continue normal business operations itself depends on the Y2K compliance of our various data vendors and other suppliers. For example, our data vendors may be unable to provide timely and accurate data because of the Y2K problem. Moreover, most BARRA Products and some BARRA Services require that data be processed through our DUPs. Consequently, any inability to receive not only timely and accurate data from our vendors, but also timely and accurate data updates processed through our own DUPs, could significantly undermine the quality and delivery of the BARRA Products and BARRA Services.

As is the case with other similarly situated software companies, if our current or future clients fail to achieve Y2K compliance or if they divert technology expenditures (especially technology expenditures that were reserved for BARRA Products or BARRA Services) to address Y2K compliance problems, our business, financial condition or results of operations could be adversely affected. We also face the risk of declining revenues in calendar 1999 caused by buyers of our products and services deferring investments in our software products due to concerns regarding Year 2000. Because Year 2000 related impacts on client purchasing decisions are unprecedented, our ability to forecast the impact of the Year 2000 issue on our quarter-to-quarter revenues is limited. However, we currently anticipate that sales of new products will slow or halt during the last half of calendar 1999. See Risk Factors elsewhere in this report.

We face general uncertainty inherent in the Y2K problem. This is due in part to our uncertainty of the Year 2000 readiness of vendors and other third parties (including joint venture partners) with whom we have business relationships. Therefore, we are unable to determine at this time whether the consequences of the Y2K problem will have a material impact on our results of operations, liquidity, or financial condition. The Y2K Project continues to significantly reduce our uncertainty about the Y2K problem and, in particular, about the compliance and readiness of our material third party business relationships. We believe that, assuming the successful completion of the Y2K Project as currently scheduled, the possibility of significant interruptions of normal operations should be reduced.

We continue developing contingency plans to deal with Y2K problems that arise despite our compliance efforts. In particular, we are implementing a contingency plan that seeks to ensure that a limited failure by key vendors does not lead to a material adverse affect on our clients. The plan has been developed based on the following contingencies:

-    A single major data vendor is offline for two months;  or

-    A local temporary failure by a utility company occurs.

The contingency plan involves our receipt of redundant key data from two sources in order to avoid disruption in the event a single source experiences Y2K disruptions. The computer systems implementing this contingency plan will be deployed in our Berkeley office and another BARRA office to reduce the risks of local utility failure. Depending on the nature of the failure, our products and services may be negatively impacted despite this contingency plan, but the plan goal is to avoid a material adverse effect on our clients. Assuming the availability of redundant data, we currently expect to deploy the contingency system by June 30, 1999. However, there can be no assurance that redundant data will be made available and, to the extent we are unable to obtain such data and Y2K disruptions occur, our products and services could be adversely affected. Difficulties in obtaining redundant data are particularly apparent in certain emerging market countries. In addition, this contingency plan does not address the failure by multiple major data suppliers, a permanent failure by a single data provider or systemic failure of the power or telephone systems.

With regard to other contingency plans, in the event that automated financial data updates supporting our asset management services fail because of Y2K non-compliance, we may execute the updates manually, to the extent practical. In the event that vendors' products and services supporting our infrastructure are not Y2K compliant, we intend to replace them through upgrades or replacements. There is no assurance, however, that any potential replacements of vendors supporting these other systems will be available, that their products and services will be Y2K compliant or that we will be able to quickly incorporate such products and services into our own businesses.

We face general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Year 2000 readiness of external parties and the interdependence of global businesses. Therefore, we cannot make any assurances regarding our ability to timely and cost-effectively resolve Y2K problems. Failure to resolve these problems may affect our results of operations, liquidity and financial condition, or expose us to third party liability.

This discussion of our Y2K efforts, including but not limited to cost estimates, the timing of costs and estimates about the Y2K Project phases (including completion percentages and target deadlines within each phase) derive from management estimates that are based on numerous assumptions of future events. These estimates are subject to uncertainties that could cause actual results to materially differ. There can be no guarantee that any such estimates will be achieved. There can also be no guarantee against delays in, or increased costs associated with, the implementation of the Y2K Project. Factors that could influence such estimates or cause them to differ from actual results include, but are not limited to: 1) our success and timeliness in identifying all relevant software code, data and other affected product/service features and functions, 2) the nature, amount and adequacy of programming and research required to accommodate the Year 2000 date change, 3) the timely responses to and corrections by third parties, 4) the ability to implement interfaces between any new systems and those systems not being replaced, 5) the rate and magnitude of labor and consulting costs associated with the Y2K Project, 6) the availability and cost of personnel for the Y2K Project and other resources, and
7) the success and timeliness of our vendors and other third parties with whom we have business relationships in addressing the Y2K problem.

Due to their status as a registered investment adviser or broker-dealer, some of our subsidiaries and affiliates must file Y2K reports required by the SEC. Additional information regarding our Y2K compliance efforts may be found in those publicly available reports.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to the interest bearing portions of our direct investment portfolio. We place our direct investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and re-investment risk. We attempt to mitigate default risk by investing only in high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in credit rating of any investment issuer or guarantor. The direct investment portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not use derivative financial instruments in our investment portfolio.

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds. These investments totaled approximately $36.9 million at March 31, 1999 with an average interest rate of 4.3%. At March 31, 1999, the portfolio also had approximately $6.5 million of short-term, high credit quality municipal debt securities with an average interest rate of 4.3%. The short-term money market funds and the municipal debt securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.

From time to time, we provide the initial invested funds for the startup of new investment products offered by Symphony and our Asset Services Group. In these cases the primary considerations are related to supporting a new business rather than making investments that fall under the guidelines of our investment policy.

Our investments in market-neutral programs, which amounted to approximately $11.6 million at March 31, 1999, are non-interest bearing and consist principally of long and short positions placed directly (in the case of funds managed by Symphony) or indirectly (in the case of funds managed by our Asset Services Group) through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management and our Board of Directors.


FOREIGN CURRENCY RISK

We invoice customers in Europe in both British Pound Sterling and Euros. In Japan, we bill our customers in Japanese Yen. Excluding customers in these locations, we generally bill for our services in U.S. dollars. We have not engaged in foreign currency hedging activities. To the extent we invoice our customers in local currency (Yen, Pound and Euro), our international revenues are subject to currency exchange fluctuation risk. To the extent that international revenues that are invoiced in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. Currency fluctuations may also effectively increase the cost of our products and services in countries in which customers are invoiced in U.S.
dollars.

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The capitalization of BARRA Japan includes approximately $5.6 million invested in a yen-denominated mutual fund. (See Note 2 to the Notes to our Financial Statements.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
BARRA, Inc.
Berkeley, California

We have audited the accompanying consolidated balance sheets of BARRA, Inc. (the "Company") and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BARRA, Inc. and subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.


/S/ Deloitte & Touche LLP
-------------------------
April 27, 1999 (June 23, 1999 as to Note 13)

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1999 AND 1998

                                                                                             1999                  1998
                                                                                             ----                  ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                               $ 31,343,616          $ 33,673,314
Short-term investments                                                                    17,229,111             8,294,394
Investment in municipal debt securities- available for sale                                6,497,758             6,265,204

Accounts receivable:
     Subscription and other (Less allowance for doubtful accounts of $525,532 and         20,773,728            18,152,071
     $169,183)
     Asset management                                                                      9,058,633             2,449,324
     Related parties                                                                       4,325,861             3,855,057
Prepaid expenses                                                                           2,361,386             1,965,819
-------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 91,590,093            74,655,183
-------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS IN UNCONSOLIDATED COMPANIES                                                    2,601,524             2,128,532
PREMISES AND EQUIPMENT:
     Computer and office equipment                                                        21,272,192            16,447,653
     Furniture and fixtures                                                                5,871,763             5,006,947
     Leasehold improvements                                                                8,647,314             6,677,300
-------------------------------------------------------------------------------------------------------------------------------
          Total premises and equipment                                                    35,791,269            28,131,900
    Less accumulated depreciation and amortization                                      (17,311,593)          (13,513,701)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          18,479,676            14,618,199
DEFERRED TAX ASSETS                                                                        3,036,050             2,282,522
COMPUTER SOFTWARE
     (Less accumulated amortization of $1,015,174 and $1,051,275)                            957,623             1,544,704
OTHER ASSETS                                                                               1,187,700             1,463,824
GOODWILL AND OTHER INTANGIBLES
     (Less accumulated amortization of $4,690,882 and $3,215,801)                         25,236,541            24,767,142
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                  $ 143,089,207         $ 121,460,106
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                         $ 2,287,491            $2,223,129
Due to related party                                                                         200,000             1,079,199
Accrued expenses payable:
     Accrued compensation                                                                 10,770,354             9,663,688
     Accrued corporate income taxes                                                        5,543,847             4,884,113
     Other accrued expenses                                                                9,025,930             7,211,705
Unearned revenues                                                                         23,790,097            22,160,710
-------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                             51,617,719            47,222,544
-------------------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES                                                                   1,398,162             1,486,362

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                                  1,868,254             2,000,217


STOCKHOLDERS' EQUITY:
Preferred stock, no par; 10,000,000 shares authorized; none issued and outstanding

Common stock, $.0001 par value; 75,000,000 shares authorized; 14,012,852 and
13,675,388
     Shares issued and outstanding                                                             1,401                 1,368
Additional paid-in capital                                                                31,764,328            27,829,967
Retained earnings                                                                         56,884,737            43,875,659
Accumulated other comprehensive income (loss)                                              (445,394)             (956,011)
-------------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                           88,205,072            70,750,983
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                  $ 143,089,207         $ 121,460,106
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                                                                  1999              1998              1997
                                                                                  ----              ----              ----
OPERATING REVENUES:
Subscription and consulting fees                                              $114,660,857       $98,747,915       $75,038,884
Electronic trading                                                              16,234,842        10,554,800         8,959,797
Asset management                                                                27,163,039        28,074,612        20,763,231
-------------------------------------------------------------------------------------------------------------------------------
   Total operating revenues                                                    158,058,738       137,377,327       104,761,912
-------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Cost of subscription products                                                    9,470,986         7,266,183         6,873,860
Compensation and benefits                                                       78,080,158        62,143,333        49,665,261
Occupancy                                                                        7,511,899         5,461,718         4,263,055
Other operating expenses                                                        27,930,293        24,993,548        19,253,106
Non-recurring acquisition charges and write-off of goodwill
  and capitalized software costs                                                 3,990,276         9,914,000         1,756,189
-------------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                                    126,983,612       109,778,782        81,811,471
-------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME AND OTHER                                                        1,459,795         1,876,915         2,121,871
-------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE EQUITY IN NET INCOME AND LOSS OF INVESTEES,
  MINORITY INTEREST, AND INCOME TAXES                                           32,534,921        29,475,460        25,072,312

EQUITY IN NET INCOME AND LOSS OF INVESTEES                                       (582,183)         (376,725)         (106,013)

MINORITY INTEREST                                                              (8,073,424)       (8,438,143)       (1,419,125)
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                      23,879,314        20,660,592        23,547,174
INCOME TAXES                                                                  (10,870,236)      (12,751,990)      (10,001,721)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $13,009,078        $7,908,602       $13,545,453
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Net Income Per Share:
   Basic                                                                              $.94              $.59             $1.08
   Diluted                                                                            $.89              $.55              $.97
Shares used in Net Income Per Share Calculation:
   Basic                                                                        13,868,988        13,300,198        12,524,678
   Diluted                                                                      14,603,203        14,264,565        14,002,355


The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                            1999               1998               1997
                                                                            ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 13,009,078        $  7,908,602        $ 13,545,453
Adjustments to reconcile net income to net cash provided
by operating activities:
    Equity in net income and loss of investees                             582,183             376,725             106,013
    Minority interest                                                    8,073,424           8,438,143           1,419,125
    Depreciation and amortization                                        6,683,150           5,106,295           3,229,319
    Amortization of computer software                                      806,612             541,193             386,265
    Dividends received from investee                                          --                  --              (226,583)
    Gains on marketable securities                                        (508,843)           (573,000)           (455,832)
    Write-off of goodwill and capitalized software development
     costs                                                               3,990,276                --               448,426
    Write-off of acquired in-process technology                               --             9,914,000                --
    Other                                                                 (766,161)            (28,531)           (153,065)
  Changes In:
    Accounts receivable - Subscription and other                        (2,621,657)         (3,308,280)         (3,630,374)
    Accounts receivable - Asset management                              (6,609,309)           (341,686)         (1,206,231)
    Accounts receivable - Related parties                                 (470,804)           (837,893)           (340,503)
    Prepaid expenses                                                      (395,567)           (469,044)            281,639
    Other assets                                                           276,124            (178,755)           (719,984)
    Accounts payable, due to related party and accrued expenses          4,356,905           4,149,545           6,460,594
    Unearned revenues                                                    1,564,387           2,359,051              86,162
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               27,969,798          33,056,365          19,230,424
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                    (8,734,073)         (8,857,657)         (3,671,299)
Short-term investments purchased - net                                  (8,425,874)         (2,299,553)         (1,454,491)
Sale (purchase) of  municipal debt securities - available for             (232,554)          4,058,255         (10,323,459)
sale, net
Acquisitions - cash paid                                                (5,517,000)        (14,491,154)               --
Investments in unconsolidated companies                                   (886,011)         (1,852,888)           (874,746)
Dividends received                                                            --                  --               226,583
Payments on notes receivable                                                  --             5,419,474           1,804,869
Other investing activities, net                                               --                  --               190,155
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (23,795,512)        (18,023,523)        (14,102,388)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments to minority shareholders                                  (8,205,386)         (8,403,446)               --

Payments on notes payable and lines of credit                                 --              (713,022)         (2,138,294)
Proceeds from sales of common stock                                      3,349,336           2,739,878           1,164,973
Common stock repurchased                                                (1,647,934)           (814,056)           (816,960)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (6,503,984)         (7,190,646)         (1,790,281)
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                   (2,329,698)          7,842,196           3,337,755
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          33,673,314          25,831,118          22,493,363
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 31,343,616        $ 33,673,314        $ 25,831,118
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
OTHER CASH FLOW INFORMATION Cash paid during the year for:
    Interest                                                          $      1,810        $     64,209        $     95,133
    Income taxes                                                         8,119,406           6,947,963           7,830,285
Non-cash investing transactions - See Note 3

The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                             ACCUMULATED
                                        COMMON STOCK           ADDITIONAL       OTHER                         TOTAL
                                 ---------------------------    PAID-IN     COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                                    SHARES       AMOUNT         CAPITAL     INCOME (LOSS)    EARNINGS        EQUITY
                                 ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996            12,450,726      $1,245   $12,485,939       $15,746       $22,421,604   $34,924,534
Contractual Share Repurchases-
RogersCasey                                 -           -      (800,000)                                     (800,000)
Repurchase of Stock                    (3,414)          -       (16,960)                                      (16,960)
Stock Issued                          178,659          18     1,164,955                                     1,164,973
Deferred Compensation                                            42,989                                        42,989
                                 ---------------------------------------------------------------------------------------
  Subtotal                         12,625,971       1,263    12,876,923        15,746        22,421,604    35,315,536
                                 ---------------------------------------------------------------------------------------
Foreign Currency Translation
Adjustment                                                                   (487,139)                       (487,139)
Net Income                                                                                   13,545,453    13,545,453
                                                                                                          --------------
Comprehensive Income - subtotal                                                                            13,058,314
                                                                                                          --------------
                                 ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997            12,625,971       1,263    12,876,923      (471,393)       35,967,057    48,373,850
                                 ---------------------------------------------------------------------------------------
Repurchase of Stock                   (28,194)         (3)     (814,053)                                     (814,056)
Stock issued                        1,077,611         108    12,605,637                                    12,605,745
Tax benefit from Option                                       3,161,460                                     3,161,460
Exercises
                                 ---------------------------------------------------------------------------------------
Subtotal                           13,675,388       1,368    27,829,967      (471,393)       35,967,057    63,326,999

                                 ---------------------------------------------------------------------------------------
Foreign Currency Translation
Adjustment                                                                   (484,618)                       (484,618)
Net Income                                                                                    7,908,602     7.908,602
                                                                                                          --------------
Comprehensive Income - subtotal                                                                             7,423,984
                                 ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998            13,675,388       1,368    27,829,967      (956,011)       43,875,659    70,750,983
                                 ---------------------------------------------------------------------------------------
Repurchase of Stock                   (84,829)         (9)   (1,647,925)                                   (1,647,934)
Stock issued                          422,293          42     3,349,294                                     3,349,336
Tax benefit from Option                                       2,232,992                                     2,232,992
Exercises
                                 ---------------------------------------------------------------------------------------
Subtotal                           14,012,852       1,401    31,764,328      (956,011)       43,875,659    74,685,377
                                 ---------------------------------------------------------------------------------------
Foreign Currency Translation
Adjustment                                                                    510,617                         510,617
Net Income                                                                                   13,009,078    13,009,078
                                                                                                          --------------
Comprehensive Income - subtotal                                                                            13,519,695
                                 ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999            14,012,852      $1,401   $31,764,328     ($445,394)      $56,884,737   $88,205,072
                                 ---------------------------------------------------------------------------------------
                                 ---------------------------------------------------------------------------------------

The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements.

BARRA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:

NOTE 1 - THE COMPANY.

BARRA, Inc. ("BARRA" or the "Company") and its subsidiaries are engaged in integrated business activities that combine technology, data, software and services to help clients make investment and trading decisions. The Company's clients and target markets include investment managers, plan sponsors and consultants, brokers and dealers, insurance companies, banks, and other institutional and private investors throughout the world.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of BARRA, its wholly-owned subsidiaries and Symphony Asset Management, Inc. ("Symphony Inc."). (See Note 4.) All significant intercompany transactions and balances have been eliminated. Certain amounts previously reported have been reclassified to conform to the 1999 presentation.

REINCORPORATION - Effective August 14, 1998, the Company changed its state of incorporation from California to Delaware. The reincorporation was accomplished through a merger (the "Merger") of BARRA, Inc., a California corporation ("BARRA California"), into its wholly owned Delaware subsidiary, BARRA (DE), Inc. ("BARRA Delaware"). Upon the Merger, BARRA Delaware changed its name to BARRA, Inc. As a result of the Merger, each outstanding share of BARRA California Common Stock, no par value, was automatically converted into one share of BARRA Delaware Common Stock, par value $.0001 per share. Accordingly, prior period common stock amounts have been reclassified to reflect the $.0001 par value of Common Stock issued and outstanding. Also in connection with the reincorporation, the Company increased the authorized number of shares of Common Stock from 40,000,000 to 75,000,000.

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

STOCK SPLIT - In 1997, the Company's Board of Directors declared a three-for-two stock split, payable in the form of a dividend of one share of the Company's common stock for every two shares owned by the stockholders. The stock split resulted in the issuance of approximately 4.5 million additional shares of common stock from authorized but unissued shares. All share and per share data in these financial statements and related notes have been adjusted to retroactively reflect the stock split.

CASH AND CASH EQUIVALENTS include money market funds and certificates of deposit with original maturities of three months or less.

SHORT-TERM INVESTMENTS include $11,637,760 at March 31, 1999 and $5,939,584 at March 31, 1998 invested in funds managed by Symphony Asset Management LLC ("Symphony LLC") and BARRA RogersCasey Asset Services Group, Inc., two of the Company's registered investment adviser subsidiaries. The funds hold both long and short positions in equity securities and at times buy and sell short-term market index instruments which the managers use to hedge general market risk. These investments are considered to be trading securities and accordingly are recorded at their fair value and any unrealized gains or losses are included in interest income and other. Also included in short-term investments is a U.S. dollar equivalent of $5,591,351 at March 31, 1999, and $2,354,810 at March 31, 1998, invested in a Japanese yen-denominated mutual fund which is invested primarily in government and other bonds and certificates of deposit in Japan. The investment is recorded at cost which approximates its fair value.

INVESTMENTS IN MUNICIPAL DEBT SECURITIES - AVAILABLE FOR SALE are recorded at fair value which approximates cost. Interest on the securities is tax exempt and adjusts to market rates during designated interest reset periods which occur at least every month. While the securities have stated maturity dates ranging from July 1999 to May 2029, each security grants the investor the option to put the security back to the issuer during exercise periods which generally coincide with interest reset dates.

INVESTMENTS IN UNCONSOLIDATED COMPANIES are accounted for on the cost or equity method depending on the Company's ownership interest in the voting stock and upon its ability to exert significant influence over the investee's operations. (See Note 8.)

PREMISES AND EQUIPMENT are stated at cost. Computer and office equipment and furniture and fixtures have economic useful lives of five years and are depreciated using straight-line methods. Leasehold improvements are amortized using the straight-line method over the periods of the corresponding leases which range from five to ten years.

GOODWILL AND OTHER INTANGIBLES includes purchased goodwill and purchased model rights which are amortized on a straight line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are ten to twenty years). It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of the intangibles in the near term.

LONG-LIVED ASSETS - The Company reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed of."

For assets to be held and used, including acquired intangibles, BARRA initiates its review whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair market value less cost to sell.
(See Note 13).

COMPUTER SOFTWARE that has been purchased is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over three years depending on the estimated useful life of the software. Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of a product. The establishment of technological feasibility and the ongoing assessment of the recoverability of costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no internal software development costs have been capitalized by the Company to date.

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

Asset management revenues are derived from two sources: base fees and performance fees. Base fees are recognized ratably over the period that assets are under management. Performance fees are recognized only at the performance measurement dates contained in the individual account management agreements and are dependent upon performance of the account exceeding agreed upon benchmarks.

Electronic trading revenues, which consist primarily of royalties based on trading volume of U.S. equities from the Portfolio System for Institutional Trading ("POSIT") joint venture, are recognized as trades are executed.

INCOME TAXES are provided at current rates. Deferred income taxes are computed based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

FOREIGN CURRENCY TRANSLATION - The functional currency of all non-U.S. operations except BARRA International (Japan), Ltd., the company's wholly-owned Japan subsidiary ("BARRA Japan"), is deemed to be the U.S. dollar. For non-U.S. operations other than Japan, assets and liabilities are translated into U.S. dollars using current exchange rates, and the translation adjustment effects are included in net income. The functional currency of BARRA Japan is the Japanese yen and, therefore, the effects of currency translation adjustments on its assets and liabilities are recorded as other comprehensive income or loss which is included as a component of shareholders' equity.

STOCK-BASED AWARDS to employees are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. (See Note 10.)

NET INCOME PER SHARE - Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the year. For diluted net income per share, net income is divided by the weighted average shares of common stock outstanding and potential common shares outstanding during the year. Potential common shares included in the dilution calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For all years presented, the only difference between basic and diluted income per share is the inclusion of dilutive stock options in the denominator for purposes of calculating diluted income per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash and cash equivalents, short-term and municipal debt securities, accounts receivable, prepaid expenses, accounts payable, certain accrued liabilities and deferred revenue. The carrying amounts of these items are a reasonable estimate of their fair values.

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

NEW ACCOUNTING STANDARDS

In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("Statement 130"), which requires that all items that are required to be recognized under accounting standards as components of comprehensive income (revenues, expenses, gains and losses) be reported in the financial statements. Other comprehensive income consists of foreign currency translation adjustments associated with net investments in non-U.S. operations. The Company adopted Statement 130 effective April 1, 1998.

In 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports issued to stockholders. In addition, it establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted Statement 131 effective for the year ended March 31, 1999. (See Note 11.)


NOTE 3 - BUSINESS COMBINATIONS

YEAR ENDED MARCH 31, 1999:

REDPOINT - On June 17, 1998 the Company paid $5.5 million for substantially all of the assets and assumption of certain liabilities of Redpoint Software Inc. ("Redpoint"). Initial terms of the acquisition agreement also required BARRA to pay up to an additional $12.5 million over a period of two years following the closing based upon the financial performance of the acquired assets. In April 1999, the acquisition agreement was amended to replace the payment of contingent consideration based on financial performance with a provision for royalty payments equal to a certain percentage of future Redpoint product sales through December 2000. In connection with the amended purchase agreement, BARRA paid an additional $1.5 million in cash representing additional purchase price of $600,000 and prepaid royalties of $900,000. Approximately 45% of the prepaid royalty and any future royalties are partially or fully refundable to BARRA in the event certain key former employees of Redpoint leave BARRA before required employment periods. As a result, 45% of any royalties earned will be recorded as compensation expense over the term of the required employment. The remaining portion of royalties will be recorded as additional goodwill.

The acquisition has been accounted for as a purchase, and the results of Redpoint are included in the accompanying consolidated financial statements from the date of acquisition only. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on estimated fair values. This allocation resulted in tangible assets of $.2 million, consisting principally of premises and equipment, and goodwill of $6.4 million which is being amortized on a straight-line basis over ten years. Comparative pro forma financial information has not been presented as the results of operations of Redpoint were not material to the Company's consolidated financial statements.

BOND EXPRESS - In January 1999, BARRA completed the acquisition of the general partnership interest in Bond Express LP ("Bond Express"). The transaction superseded the terms of BARRA's 1995 initial investment in Bond Express and was accomplished in two steps. The Company, which was the sole limited partner in Bond Express, first converted certain indebtedness issued by Bond Express into additional partnership interests. Immediately following such conversion, BARRA purchased the remaining general partnership interests held by Bond Express, Inc. The transaction resulted in the automatic dissolution of Bond Express and the transfer of all of its asset and liabilities into BARRA. The purchase price for this remaining interest was $1 million payable in equal monthly installments through December 2000, plus certain contingent consideration based upon total revenues of Bond Express products earned during calendar 2000. The amount of contingent consideration to be paid cannot be determined at this time, but assuming revenues from Bond Express products maintain their current levels, the contingent consideration is not expected to be less than $.5 million. At March 31, 1999 there was approximately $1.4 million in purchase price and probable contingent consideration payable included in other accrued expenses in the accompanying consolidated balance sheet.

The results of operations and financial position of Bond Express have been consolidated with BARRA's results of operations since June 1996 when BARRA determined it had acquired both financial and operational control of Bond Express. Financial results for Bond Express prior to June 1996 were not material to BARRA's consolidated financial statements. The initial consideration of $1 million plus the estimated contingent consideration of $.5 million have been added to goodwill and will be amortized over a period of 10 years.

YEAR ENDED MARCH 31, 1998:

GLOBAL ADVANCED TECHNOLOGY ("GAT") AND INNOSEARCH CORPORATION ("INNOSEARCH") - On June 24, 1997, the Company completed the acquisition of a 100% equity interest in GAT and a majority ownership interest in Innosearch, an affiliate of GAT. The total purchase price of approximately $19,904,000 included 704,589 shares of unregistered BARRA common stock valued at $9,866,000, liabilities assumed of $6,058,000, and cash and transaction costs of $3,980,000. In February 1998, an additional $1,000,000 was paid in connection with the acquisition of the remaining minority interest in Innosearch, which resulted in additional goodwill of $469,500. The acquisitions were accounted for as a purchase, and the results of GAT and Innosearch are included in the accompanying consolidated financial statements from the date of acquisition only.

The cost of the acquisitions were allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This allocation resulted in tangible assets of $3,762,700 consisting principally of accounts receivable and premises and equipment, capitalized software of $1,217,000, purchased in-process technology of $9,914,000, deferred tax assets of $1,100,000 and goodwill of $3,910,300. The amount allocated to purchased in-process technology was immediately expensed. Goodwill from the acquisition was amortized on the basis of a ten year life until March 31, 1999 when it was written off. (See Note 13.)

THE ESTIMATE DIRECTORY ("TED") AND DIRECTUS - On October 9, 1997, BARRA (U.K.), Ltd., a wholly-owned subsidiary of the Company, completed the acquisition of the assets and assumption of certain liabilities of two businesses from Edinburgh Financial Publishing Limited ("EFP") and two of EFP's affiliates for a total purchase price of $17,411,727. The two businesses are TED, a database of analysts' earnings estimates, and Directus, a corporate directors equity trading information service. The total purchase consisted of $11,777,625 in cash, liabilities assumed of $4,896,652 and transaction costs of $737,450. The acquisition was accounted for as a purchase, and the results of BARRA (U.K.), Ltd. are included in the accompanying consolidated financial statements from the date of acquisition only.

The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed and resulted in goodwill of $15,536,065 which is being amortized over 20 years.

The following unaudited pro-forma information shows the consolidated results of operations for the years ended March 31, 1998 and 1997 as if the acquisitions of GAT, Innosearch, TED, and Directus had occurred as of April 1, 1995 and at the purchase prices established on the actual dates of acquisition. Acquisition charges of approximately $10 million were assumed to have been incurred on April 1, 1995 and are, therefore, not included in the following presentation.

                                                                  YEAR ENDED MARCH 31,
                                                                  1998        1997

Operating revenues                                             $142,479,154      $119,061,121

Net income                                                      $16,980,657       $11,957,089

Net income per share  - diluted                                       $1.18              $.81

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

YEAR ENDED MARCH 31, 1997:

ROGERS, CASEY & ASSOCIATES, INC. ("ROGERSCASEY") - On July 24, 1996, BARRA merged with RogersCasey, a firm specializing in investment consulting to money managers and pension plan sponsors. All of the common stock and outstanding options of RogersCasey were exchanged for 722,046 shares of BARRA's common stock and 45,386 options on BARRA common stock. The merger was accounted for as a pooling-of-interests. Fees and expenses related to the merger amounted to $1,756,189 and were expensed as required under the pooling-of-interests method of accounting.

NOTE 4 - SYMPHONY INC.

Effective July 1, 1996, the Company's wholly-owned subsidiary, Symphony Inc., contributed its assets, liabilities and business to Symphony Asset Management LLC, a newly formed entity ("Symphony LLC" and together with Symphony Inc. "Symphony"), in exchange for interests in Symphony LLC pursuant to the Operating Agreement of Symphony LLC (the "Operating Agreement"). The capitalization of Symphony LLC consists of four Interest Classes (Class 1, Class 2, Class 3 and Class 4, as defined in the Operating Agreement). Class 1, Class 2 and Class 4 interests belong to Symphony Inc. (which continues to be wholly-owned by BARRA) while Class 3 interests belong to a newly formed limited liability company, Maestro LLC, whose owners are principals of Symphony LLC. At March 31, 1999, the total capital accounts attributable to BARRA was $4 million and the capital account of Maestro LLC was $1.9 million. In the event of sale or liquidation of the business, BARRA's class 1 interest would receive a preferential distribution prior to the payout of any other capital account.

The Operating Agreement provided for a bonus to be paid to the principals of Symphony LLC equal to 25% of Symphony LLC profits (as defined in the Operating Agreement). This bonus was only in effect until the Class 2 interests were redeemed. In the quarter ended December 31, 1996, the Class 2 interests were redeemed and the bonus was replaced by a profits interest (the Class 3 interest) that started at 25% and grew to a maximum of 50% based on future levels of Symphony LLC operating income (as defined in the Operating Agreement). The Class 3 interest attained the maximum profits interest in the quarter ended March 31, 1998.

The Company has consolidated the financial position and results of operations of Symphony LLC and separately recorded the Class 3 interest share of net assets and net income as a minority interest. The Class 3 interests share of profits was $8,073,424, $8,422,661 and $1,787,073 for the years ended March 31, 1999,
1998 and 1997, respectively.

NOTE 5 - INCOME TAXES.

The provision for income taxes for the years ended March 31, 1999, 1998 and 1997 consists of the following:

                                              1999                                1998                               1997
                                          -----------                        ------------                      ------------
CURRENT:
Federal                                    $7,816,012                        $10,581,887                        $6,024,179
State                                         792,942                            106,887                         1,280,149
Foreign                                     3,103,010                          1,489,354                         2,499,334
                                        -------------                       ------------                      ------------
Total current                              11,711,964                         12,178,128                         9,803,662
                                       --------------                      -------------                      ------------

DEFERRED:
Federal                                   (1,053,049)                            346,232                           217,405
State                                        (51,011)                             38,470                                --
Foreign                                       262,332                            189,160                          (19,346)
                                        -------------                         ----------                     -------------
Total deferred                              (841,728)                            573,862                           198,059
                                     ----------------                         ----------                      ------------


TOTAL TAX PROVISION                       $10,870,236                        $12,751,990                       $10,001,721
                                        -------------                         ----------                     -------------
                                        -------------                         ----------                     -------------


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

                                                                       1999                                        1998
                                                                  -----------                                 ------------
DEFERRED TAX ASSETS:
Accrued vacation pay not currently deductible                     $   514,859                                $    432,061
Other accrued expenses not deductible                                 484,702                                     346,805
Research and development costs not currently deductible               397,311                                          --
Deferred rent                                                         344,247                                     149,339
Basis difference in fixed assets                                      190,000                                    196,407
Capitalized software                                                1,064,000                                   1,099,882
Other                                                                  40,931                                      58,028
                                                             ----------------                                 -----------
   Total                                                           $3,036,050                                  $2,282,522
                                                             ----------------                                 -----------
DEFERRED TAX LIABILITIES:
Differing tax years of equity investee                       $             --                                 $   784,679
Prepaid expenses currently deductible                                 190,407                                     196,407
Income recognized for book purposes not currently taxable             176,320                                          --
Intangibles                                                           736,913                                     474,570
Other                                                                 294,522                                      30,706
                                                             ----------------                                 -----------
   Total                                                           $1,398,162                                  $1,486,362
                                                             ----------------                                 -----------

NET DEFERRED TAX ASSET:                                            $1,637,888                                 $   796,160
                                                             ----------------                                 -----------
                                                             ----------------                                 -----------

The reconciliation between the tax rate computed by applying the United States federal statutory tax rate of 35% to income before income taxes and the actual effective tax rate is as follows:


                                                                      1999            1998          1997
                                                                 ---------------- -------------- ------------
Income tax at statutory rate                                          35.0%            35%           35%
State income tax, net of federal income tax effect                     3.6             4.0           3.5
Foreign taxes higher than federal rate                                 1.4             3.7           1.5
Non-taxable portion of dividends and interest                         (.5)            (.6)          (.7)
Effect of foreign sales corporation earnings                          (1.4)           (1.4)         (.8)
Nondeductible acquisition charges and write-offs                       5.8            16.8           2.2
Other                                                                  1.6             4.2           1.8
                                                                 ---------------- -------------- ------------
                                                                 ---------------- -------------- ------------
Income tax at effective rate                                          45.5%           61.7%         42.5%
                                                                 ---------------- -------------- ------------
                                                                 ---------------- -------------- ------------

NOTE 6 - LEASES AND OTHER COMMITMENTS.

Aggregate minimum future annual lease payments for facilities under operating leases are as follows:

                                                               AGGREGATE ANNUAL
                  YEAR ENDING MARCH 31:                          LEASE PAYMENTS


                          2000                                      $4,492,399
                          2001                                       4,314,150
                          2002                                       4,487,098
                          2003                                       4,443,992
                          2004                                       3,506,251
                          Thereafter                                11,864,279
                                                                --------------
                          Total                                    $33,108,169
                                                                --------------
                                                                --------------


Rental expense was $5,509,998, $4,225,131 and $4,263,055 for the years ended March 31, 1999, 1998 and 1997, respectively.

The Company has an agreement with an outside computer service provider for computer facilities through March 2000. Under the agreement the Company is committed to pay minimum fees of approximately $900,000 per year, plus additional amounts based on usage and/or services provided. The Company's expense for outside computer usage was $2,796,102, $2,705,816 and $2,922,655 for the years ended March 31, 1999, 1998 and 1997, respectively.

The Company has also committed to funding an additional $7.0 million for certain asset management products developed by Symphony. This funding is expected to occur within 2000.

NOTE 7 - ELECTRONIC TRADING

POSIT is a computerized institutional trading system that is owned by a general partnership between the Company and Investment Technology Group, Inc. ("ITG"). The partnership has licensed the U.S. equity version of POSIT to ITG, which operates the POSIT system for US equities. The Company's revenues represent its share of license royalties paid by ITG to the partnership.

Global POSIT was established as a 50% owned joint venture in the United Kingdom on May 31, 1990. It operated a computerized trading network that was designed to facilitate trading in international equities. Profit and loss was allocated 50% to the Company and 50% to ITG, the other joint venture partner. The Company's share of losses is included in equity in net loss of investees and was $169,164, $287,348 and $63,100 in the years ended March 31, 1999, 1998 and 1997, respectively. During 1999, BARRA and ITG terminated the Global POSIT joint venture.

In November 1998 the POSIT partnership granted a license to a joint venture between ITG and Societe Generale to use the POSIT technology for the trading of equities of European issuers. EuroPOSIT currently covers U.K. equities but is expected to cover French equities in the near future and equities from additional European countries over time. A royalty is paid to the POSIT partnership based upon the commissions received for trades of European securities on EuroPOSIT. BARRA receives

50% of that royalty after the payment of certain enhancement and development costs. Revenues from EuroPOSIT in 1999 were not significant.


NOTE 8 - INVESTMENTS IN UNCONSOLIDATED COMPANIES.

In March 1997, the Company purchased 68,037 shares of Series C Convertible Preferred Stock in Quote.Com, Inc. ("Quote.Com") for $445,644. In April 1997, the Company purchased an additional 46,368 shares of the same securities for $304,366. The Company owns approximately 1.5% of the outstanding shares of Quote.Com and accounts for its investment in Quote.Com using the cost method.

In April 1997, the Company purchased 272.7 shares of Series A Convertible Preferred Stock of Data Downlink Corporation for $1,500,000. During 1999, the Company purchased 47.29 shares of Series C Convertible Preferred Stock for $371,564. At March 31, 1999 the Company owns approximately 20% of Data Downlink Corporation and accounts for its investment in Data Downlink Corporation using the equity method which resulted in equity in losses of $ 273,019 and $170,000 for the years ended March 31, 1999 and 1998, respectively.

The Company made investments of $514,448 and had equity in losses of $140,000 in various other companies or joint ventures during the year ended March 31, 1999.

NOTE 9 - RETIREMENT PLANS.

The Company sponsors a tax-qualified employee savings and retirement plan ("the Savings Plan") for all eligible U.S. employees. Eligible employees may contribute up to 15% of their earnings, subject to annual limitations. The Company matches employee contributions dollar for dollar up to an annual maximum of $2,000 and employees vest in the Company match over the first five years of their employment. Contribution expense was $801,534, $781,568, and $631,194 for the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE 10 -STOCK-BASED PLANS.

Fixed Stock Option Plans

STOCK OPTION PLAN.

On July 29, 1991, the Company adopted a Stock Option Plan (the "Plan") for the granting of stock options to employees (including officers and employee directors) and non-employee directors or consultants engaged by the Company, up to a maximum of 1,800,000 shares of the Company's common stock. The Plan was modified in 1994 and 1997 and provided for a maximum of 4,350,000 options on shares of the Company's common stock to be granted. Under the Plan, incentive stock options ("ISO") may be granted to employees only, and are to be granted at not less than fair market value on the date of grant; and non-statutory stock options ("NSO") may be granted to employees, consultants and non-employee directors, and are to be granted at not less than 85% of such fair market value. The Board of Directors, or a committee thereof, determines vesting period, payment form and exercise date of the options granted under the Plan, provided that no ISO may be exercised later than ten years after its date of grant and no NSO may be exercised later than ten years and one day after its date of grant. For options issued under the Plan through March 31, 1999, the vesting periods have generally been set at 20% per year over five years and all options issued have been NSO's.

DIRECTORS STOCK OPTION PLAN.

On July 31, 1997, the Company adopted a Directors Option Plan (the "Directors Plan") for the granting of stock options to non-employee directors and employee directors for up to a maximum of 150,000 shares of the Company's common stock. The Directors Plan permits the Company to grant NSO's in accordance with a fixed formula to non-employee directors of the Company. In addition, the Directors Plan allows discretionary grants of ISO's to employee directors and NSO's to all directors. NSO grants will be made automatically to non-employee directors under the Directors Plan in accordance with a nondiscretionary formula. Following the adoption of the Directors Plan, each current eligible director received NSO grants for 7,500 shares and each person who subsequently becomes a non-employee director will receive a grant of 10,000 shares (the "Initial" grants). In addition, on each anniversary of an initial grant, the optionee will receive NSO grants for an additional 2,000 shares (the "Succeeding" grants). The exercise price for all NSO's and ISO's will not be less than the fair market value of the common stock at the date of grant. NSO's granted pursuant to initial grants will vest over a period of five years at a rate of 20% per year. NSO's granted pursuant to Succeeding grants will be immediately vested. ISO's will vest over discretionary periods not to exceed to five years.

A summary of the status of all the Company's fixed stock option plans as of and during the years ended March 31, 1997, 1998, and 1999 follows:

                                                    SHARES SUBJECT TO        WEIGHTED AVERAGE      SHARES AVAILABLE FOR
                                                   OUTSTANDING OPTIONS        EXERCISE PRICE          FUTURE GRANTS
                                                -------------------------------------------------------------------------
Outstanding, Balance at March 31, 1996                 2,308,915                   $6.07                  905,640
    Granted                                              519,000                   15.94                (519,000)
    Canceled                                            (92,760)                   10.13                   92,760
    Exercised                                          (162,273)                    5.64                       --
                                                -------------------------------------------------------------------------
Outstanding, Balance at March 31, 1997                 2,572,882                    7.94                  479,400
(including 992,018 exercisable at a weighted
average exercise price of $5.79)
    Additional share authorized                                                                         1,200,000
    Granted                                              585,550                   23.72                (585,550)
    Canceled                                           (150,480)                   12.92                  150,480
    Exercised                                          (339,875)                    6.21                       --
                                                -------------------------------------------------------------------------
Outstanding, Balance at March 31, 1998                 2,668,077                   11.35                1,244,330
(including 1,129,052 excercisable at a
weighted average exercise price of $6.50)
    Granted                                              555,700                   21.62                (555,700)
    Canceled                                           (217,725)                   16.69                  217,725
    Exercised                                          (378,434)                    6.59                       --
                                                -------------------------------------------------------------------------
Outstanding, Balance at March 31, 1999                 2,627,618                   13.73                  906,355
Exercisable at March 31, 1999                          1,221,653                   $8.41                       --
Weighted average fair value of options granted
during the year                                               --                  $12.95                       --


Additional information regarding options outstanding as of March 31, 1999 is as follows:

                                         Stock Options Outstanding                           Options Exercisable
                        --------------------------------------------------------------------------------------------------
                                           Weighted Average                                                  Weighted
   Range of Exercise         Number            Remaining         Weighted Average    Number Exercisable      Average
        Prices            Outstanding      Contractual Life       Exercise Price                          Exercise Price
                                                 (yrs)
--------------------------------------------------------------------------------------------------------------------------
    $ 4.00 to $4.67         567,320               4.8                  $ 4.40               458,090        $4.41

    $ 4.83 to $8.33         526,903               4.6                    6.21               418,123         6.08

   $ 9.58 to $18.33         566,520               7.1                   14.14               253,005        13.38

   $ 20.62 to 24.25         670,475               9.3                   21.70                25,635        22.31

     $ 25 and over          296,400               8.8                   26.17                66,800        26.23
                        -----------------                                            --------------------
                          2,627,618               6.9                  $13.73             1,221,653       $ 8.41
                        -----------------                                            --------------------
                        -----------------                                            --------------------

EMPLOYEE STOCK PURCHASE PLAN.

Under the 1996 Employee Stock Purchase Plan, (the "Purchase Plan"), the Company is authorized to issue up to 1,125,000 shares of common stock to its employees. Under the terms of the Purchase Plan, employees can choose to have up to 15% of their annual base earnings withheld, subject to an annual limitation, to purchase the Company's common stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or end of each three-month offer period, subject to an annual limitation. Under the Purchase Plan, the Company issued 43,859 and 35,248 shares in 1999 and 1998. The weighted average purchase price and the weighted-average fair value of shares issued in 1999 was $19.17 and $22.57, respectively and in 1998 was $18.38 and $24.00, respectively. At March 31, 1999 there were 1,028,610 shares of common stock reserved for future issuance under the Purchase Plan.

ADDITIONAL STOCK-BASED AWARD INFORMATION

As discussed in Note 2, the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: weighted average expected life, 72 months in 1999, 84 months in 1998 and 60 months for 1997; stock volatility, 60% in 1999, 45% in 1998 and 1997; risk free interest rates, 5.00% in 1999, 6.00% in 1998 and 6.27% in 1997;
and no dividends during the expected term for all years. If the computed fair values of the 1999, 1998, and 1997 awards under the Plan had been amortized to expense over the vesting period of the awards, pro forma net income would have been $11,546,091 ($.83 per basic share and $.79 per diluted share) in 1999, $6,931,350 ($.52 per basic share and $.49 per diluted share) in 1998 and $12,347,913 ($.99 per basic share and $.88 per diluted share) in 1997. The effects of applying SFAS No. 123 on pro forma disclosures of net income and net income per share for 1999, 1998 and 1997 are not likely to be representative of the pro forma effects on net income and net income per share in future years.


NOTE 11 - SEGMENT INFORMATION

In 1999, BARRA adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. BARRA's chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer and certain other Executive Officers. BARRA currently operates in three operating segments: Subscription and Consulting, Asset Management and Electronic Trading.

BARRA's business segments are organized on the basis of differences in its related products and services. The subscription and consulting segment consists of developing, marketing and supporting Investment Analytics software, Investment Data Products, and related Consulting services to portfolio fund managers, pension sponsors and others engaged in the management of financial assets. Electronic trading services consist of POSIT and its derivative systems. POSIT operates computerized institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment. Asset management services consist of money management services either via direct investments or customized multi-manager programs. BARRA's organizational structure reflects this segmentation, and segments have not been aggregated for purposes of this disclosure.

Segment income from operations is defined as segment revenues less segment expenses which include costs for sales and client support activities, the cost of delivering the product or service including data and data processing costs, and allocated amounts of depreciation and amortization. Segment expenses exclude research and development and general and administrative expenses as they benefit all segments. For all years presented, segment expenses also exclude non-recurring acquisition charges and write-off of goodwill and capitalized software costs, amortization of acquired intangibles, interest income and other, equity in joint venture gains and losses and income taxes.

There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenues are defined as revenues from external customers and there are no inter-segment revenues or expenses.

BARRA's management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by BARRA's Executive Committee to make decisions about resources to be allocated to the segments, when assessing their performance. Depreciation and amortization is allocated to segments in order to determine segment profit or loss.

The following tables present information about reported segments for the years ended March 31, 1999, 1998 and 1997, respectively (amounts in thousands):


YEAR ENDED MARCH 31, 1999:

                                       ------------------- ---------------- ------------------- --------------- ----------------
                                        Subscription and     Electronic           Asset                          Consolidated
                                           Consulting          Trading          Management          Other            Total
                                       ------------------- ---------------- ------------------- --------------- ----------------
Revenues                                    $114,661           $16,235           $27,163                           $158,059
Segment expenses                            (71,950)           (1,451)           (11,591)                          (84,992)
Minority interest                                                                (8,073)                            (8,073)
                                       ------------------- ---------------- ------------------- --------------- ----------------
Segment income                               42,711            14,784             7,499                             64,994
                                       ------------------- ---------------- ------------------- --------------- ----------------
Research and development                                                                          ($21,854)        (21,854)
General and administrative                                                                         (13,754)        (13,754)
Non-recurring acquisition charges
and write-off of goodwill and
capitalized software                                                                               (3,990)          (3,990)
Amortization of intangibles                                                                        (2,395)          (2,395)
Interest and other                                                                                  1,460            1,460
Equity in JV gains (losses)                                                                         (582)            (582)
                                       ------------------- ---------------- ------------------- --------------- ----------------
Income (loss) before income taxes           $42,711            $14,784            $7,499          $(41,115)         $23,879
                                       ------------------- ---------------- ------------------- --------------- ----------------
                                       ------------------- ---------------- ------------------- --------------- ----------------
  Depreciation and amortization              $3,241              $100              $254             $1,500          $5,095


YEAR ENDED MARCH 31, 1998:

                                       ------------------- ---------------- ------------------- --------------- ----------------
                                        Subscription and     Electronic           Asset                          Consolidated
                                           Consulting          Trading          Management          Other            Total
                                       ------------------- ---------------- ------------------- --------------- ----------------
Revenues                                    $98,748            $10,555           $28,074                           $137,377
Segment expenses                            (55,437)            (648)            (10,965)                          (67,050)
Minority interest                                                                (8,438)                            (8,438)
                                       ------------------- ---------------- ------------------- --------------- ----------------
Segment income                               43,311             9,907             8,671                             61,889
                                       ------------------- ---------------- ------------------- --------------- ----------------
Research and development                                                                          ($19,000)        (19,000)
General and administrative                                                                         (12,250)        (12,250)
Non-recurring acquisition charges
and write-off of goodwill and
capitalized software                                                                               (9,914)          (9,914)
Amortization of intangibles                                                                        (1,564)          (1,564)
Interest and other                                                                                  1,877            1,877
Equity in JV gains (losses)                                                                         (377)            (377)
                                       ------------------- ---------------- ------------------- --------------- ----------------
Income (loss) before income taxes           $43,311            $9,907             $8,671          $(41,228)         20,661
                                       ------------------- ---------------- ------------------- --------------- ----------------
                                       ------------------- ---------------- ------------------- --------------- ----------------
  Depreciation and amortization              $2,533              $75               $215             $1,260          $4,083

YEAR ENDED MARCH 31, 1997:

                                       ------------------- ---------------- ------------------- --------------- ----------------
                                        Subscription and     Electronic           Asset                          Consolidated
                                           Consulting          Trading          Management          Other            Total
                                       ------------------- ---------------- ------------------- --------------- ----------------
Revenues                                    $75,039            $8,960            $20,763                           $104,762
Segment expenses                            (41,068)            (686)            (10,526)                          (52,280)
Minority interest                             368                                (1,787)                            (1,419)
                                       ------------------- ---------------- ------------------- --------------- ----------------
Segment income                               34,339             8,274             8,450                             51,063
                                       ------------------- ---------------- ------------------- --------------- ----------------
Research and development                                                                          ($17,200)        (17,200)
General and administrative                                                                         (9,808)          (9,808)
Non-recurring acquisition charges
and write-off of goodwill and
capitalized software                                                                               ($1,756)         (1,756)
Amortization of intangibles                                                                         (768)            (768)
Interest and other                                                                                  2,122            2,122
Equity in JV gains (losses)                                                                         (106)            (106)
                                       ------------------- ---------------- ------------------- --------------- ----------------
Income before income taxes                  $34,339            $8,274             $8,450          ($27,516)         $23,547
                                       ------------------- ---------------- ------------------- --------------- ----------------
                                       ------------------- ---------------- ------------------- --------------- ----------------
  Depreciation and amortization              $1,718              $50               $175              $905           $2,848

Revenues are distributed to geographic areas based on the country in which the BARRA sales office is located. For all years presented, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

The following table presents a summary of revenue and long-lived assets by geographic region as of and for the years ended March 31, 1999, 1998 and 1997:


                                   1999                                1998                                1997
                    ----------------------------------- ----------------------------------- -----------------------------------
                                         Long Lived                          Long Lived                          Long Lived
                        Revenues           Assets           Revenues           Assets           Revenues           Assets
                    ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
North America:
United States           $105,718,324       $27,306,165       $92,609,585       $23,399,475       $71,538,784       $11,543,683
Other                      3,190,171           171,630         2,485,642           109,858         1,523,607            22,459
                    ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total North
America                  108,908,495        27,477,795        95,095,227        23,509,333        73,062,391        11,566,142
                    ----------------- ----------------- ----------------- ----------------- ----------------- -----------------

Europe:
United Kingdom
                          19,861,020        16,700,811        15,095,983        16,811,128        10,971,606           952,429
France                     4,561,633            49,242         4,492,784            29,929         3,546,651            29,466
Germany                    4,937,019            53,806         4,606,901            32,051         3,569,832            41,719
Other                      1,058,300            19,137           715,866             3,968           439,900                 -
                    ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total Europe              30,417,972        16,822,996        24,911,534        16,877,076        18,527,989         1,023,614
                    ----------------- ----------------- ----------------- ----------------- ----------------- -----------------

Asia and
Australia:
Japan                     12,321,346         3,587,599        10,849,406         3,409,386         8,923,410         4,050,093
Other                      6,410,925           170,643         6,521,160           195,572         4,248,122           223,690
                    ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total Asia and
Australia                 18,732,271         3,758,242        17,370,566         3,604,958        13,171,532         4,273,783
                    ----------------- ----------------- ----------------- ----------------- ----------------- -----------------

                    ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total                   $158,058,738       $48,059,033      $137,377,327       $43,991,367      $104,761,912       $16,863,539
                    ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
                    ----------------- ----------------- ----------------- ----------------- ----------------- -----------------

NOTE 12 - CONTINGENCIES.

The Company is subject to various legal proceedings and claims either asserted or unasserted arising in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, it is management's opinion that the results of any such legal matters will not be material to the Company's consolidated financial statements.

NOTE 13 - SUBSEQUENT EVENT

On April 19, 1999, BARRA announced a restructuring plan to reduce the cost of operating its U.S. fixed income business and focus future development and sales efforts on global and enterprise-wide fixed income products. The restructuring plan will discontinue certain U.S. fixed income products and eliminate various sales, client and product support positions and related facilities within the U.S. Revenues from discontinued products ceased on April 30, 1999 and customers who had prepaid subscriptions for periods subsequent to April 30, 1999 will receive refunds by June 30, 1999. Revenues from discontinued products amounted to approximately $8 million in 1999 or 5% of total revenues. Although the decision to discontinue these products was made in April 1999, certain support activities will continue through December 31, 1999.

The Company is recording two significant charges in connection with the restructuring plan. The first charge of approximately $4 million ($.27 per diluted share) was recorded in the quarter ending March 31, 1999 and consisted of a write-off of goodwill and capitalized software development costs related to a 1997 acquisition of a company engaged in the development of products for the U.S. fixed income market. The second charge will consist of restructuring costs estimated to be approximately $6 million which will be charged to operating expense in the quarter ending June 30, 1999 and will consist principally of estimates related to severance and related benefits, discontinued product support costs between May 1, 1999 and December 31, 1999, and excess facilities costs.

Despite the fact that these two charges are related to the same restructuring, current accounting standards prohibit the recognition of restructuring charges until certain decisions have been made, including the identification and communication of employee dismissals. Since the Company did not meet some of these criteria by March 31, 1999, the charge for these costs will occur in the quarter ended June 30, 1999.


NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED).

YEAR ENDED MARCH 31, 1999                                   4TH QUARTER      3RD QUARTER       2ND QUARTER      1ST QUARTER
Total operating revenues                                    $40,561,742      $42,557,234       $39,026,614      $35,913,148
Total operating revenues net of operating expenses           $2,739,529      $10,374,340        $9,508,465       $8,452,792
Net income (loss)                                            ($739,035)       $4,545,325        $4,676,485       $4,526,303
Net income (loss) per share - diluted                           ($0.05)            $0.31             $0.32            $0.31

YEAR ENDED MARCH 31, 1998                                   4TH QUARTER      3RD QUARTER       2ND QUARTER      1ST QUARTER
Total operating revenues                                    $36,276,808      $42,759,864       $31,234,193      $27,106,462
Total operating revenues net of operating expenses           $9,485,782      $14,521,913        $6,956,504     ($3,365,654)
Net income (loss)                                            $4,839,558       $5,657,600        $3,673,451     ($6,262,007)
Net income (loss) per share - diluted                             $0.33            $0.39             $0.25          ($0.49)


Income per share calculations for each of the quarters is based on the weighted average common and common equivalent shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year income per share amount. Loss per share is calculated based on the weighted average common shares outstanding for the period, excluding all common equivalent shares. Quarterly financial data reflects a write-off of goodwill and capitalized software development costs of $3,990,276 ($.29 per basic and diluted share) in the fourth quarter of 1999 and the write-off of acquired in-process technology of $9,914,000 ($.74 per basic and diluted share) in the first quarter of 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

We have omitted from this Report certain information required by Part III as we intend to file our definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the year covered by this Form 10-K, and certain information in the Proxy Statement is incorporated here by reference.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

The information regarding our directors required by this Item 10 is incorporated by reference to pages 2 through 4 of the Proxy Statement under the headings "Proposal No. 1 - Election of Directors - Nominees, Business Experience of the Directors, and Board Meetings and Committees."

EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our Executive Officers required by this Item 10 is included at the end of Part I of this Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

The information regarding compliance with Section 16(a) of the Exchange Act required by this Item 10 is incorporated by reference to page 6 of the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to pages 6 through 9 of the Proxy Statement under the headings "Executive Compensation" and "Report of the Compensation Committee and of the Board of Directors on Executive Compensation."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to pages 4 through 6 of the Proxy Statement under the heading "Principal Stockholders and Share Ownership by Management."

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to page 8 of the Proxy Statement under the heading "Executive Compensation - Compensation Committee Interlocks, Insider Participation and Other Transactions."

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Form 10-K:

         (1)      Financial Statements.

                  The following financial statements are included in Item 8 of
Part II of this Form 10-K:

                                                                                            Reference Page
                  Independent Auditors' Report                                                      35
                  Consolidated Financial Statements
                      Consolidated Balance Sheets                                                   36
                      Consolidated Statements of Income                                             37
                      Consolidated Statements of Cash Flows                                         38
                      Consolidated Statements of Shareholders' Equity                               39
                      Notes to Consolidated Financial Statements                                    40

         (2)      Financial Statement Schedules.

                  All Financial Statement Schedules are omitted because they are not applicable or required, or because the required information is given elsewhere in Part II, Items 7 and/or 8 of this Form 10-K.

         (3)      Exhibit Index.

                  EXHIBIT
                  NUMBER                                      DESCRIPTION OF EXHIBIT


                   2.1     Agreement and Plan of Reorganization, dated April 25,
                           1996, by and among BARRA, Inc., Rogers, Casey &
                           Associates, Inc., Stephen Rogers, and John F. Casey
                           (incorporated by reference to Exhibit 99.10 to our Amendment No. 1 to Current Report on Form 8-K/A dated
                           June 27, 1996 filed July 3, 1996).

                   2.2 Amendment to Agreement and Plan of Reorganization, dated July 23, 1996, by and among BARRA, Inc.,
                           Rogers, Casey & Associates, Inc., Stephen Rogers, and
                           John F. Casey (incorporated by reference to Exhibit
                           2.1 to our Amendment No. 2 and Final Amendment to
                           Current Report on Form 8-K/A dated August 8, 1996 and filed August 8, 1996).

                   2.3     Agreement and Plan of Merger of BARRA (DE), Inc. (a
                           Delaware Corporation) and BARRA, Inc. (a California
                           Corporation) dated as of August 5, 1998 (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed August 14, 1998).

                   3.1     Certificate of Incorporation of BARRA, Inc.
                           (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 1998).

                   3.2     Bylaws of BARRA, Inc. (incorporated by reference to
                           Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

                   4.1 Specimen stock certificate (incorporated by reference to Exhibit 4.3 to our Form S-1 Registration
                           Statement, as amended (No. 33-42951), filed August
                           20, 1991 (Registration Statement).

                  10.1 POSIT Joint Venture Agreement, dated October 1, 1987, between BARRA, Inc. and Jefferies & Company, Inc. and related Exclusive Software License Agreement, dated as of October 1, 1987, and amended as of August 1990
                           (incorporated by reference to Exhibit 10.3 to the Registration Statement).

                  10.2 Stock Option Plan of BARRA, Inc. (incorporated by reference to Exhibit 10.19 to the Registration
                           Statement). (1)

                  10.3     Agreement for Services, dated February 1, 1991 and
                           July 1, 1991 between BARRA, Inc. and Ziff
                           Communications Company (incorporated by reference to Exhibit 10.16 to the Registration Statement).

                  10.4     Agreement for Services between BARRA, Inc. and Ziff
                           Information Services, a division of Ziff
                           Communications Company, dated February 1, 1994
                           (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended
                           March 31, 1994).

                  10.5     Revolving Line of Credit Note, dated February 28,
                           1996, made by BARRA, Inc. to the Sumitomo Bank of California (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

                  10.6     Commercial Loan Agreement, dated as of February 28,
                           1996, between BARRA, Inc. and The Sumitomo Bank of
                           California (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

                  10.7     BARRA, Inc. Net Office Lease, dated as of May 21,
                           1996, by and between BARRA, Inc. and First Milvia,
                           LLC (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended
                           March 31, 1996).

                  10.8 Rogers, Casey & Associates, Inc. 1992 Stock Option and Restricted Stock Plan and Addendum thereto
                           (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-8 filed September
                           11, 1997 (File No. 333-11771). (1)

                  10.9     Form of Stock Option Agreement for Rogers, Casey &
                           Associates, Inc. 1992 Stock Option and Restricted
                           Stock Plan (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-8 filed
                           September 11, 1997 (File No. 333-11771). (1)

                  10.10    Operating Agreement for Symphony Asset Management LLC
                           (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 1996).

                  10.11 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-8 filed August 15, 1996 (File No.
                           333-10259).

                  10.12    Form of Stock Purchase Agreement for 1996 Employee
                           Stock Purchase Plan (incorporated by reference to
                           Exhibit 4.4 to our registration statement on Form S-8 filed August 15, 1996 (File No.
                           333-10259).

                  10.13    Form of Officers' Stock Purchase Agreement for 1996
                           Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.5 to our registration statement on Form S-8 filed August 15, 1996 (File No.
                           333-10259). (1)

                  10.14    Amended and Restated Global Advanced Technology
                           Corporation Stock Purchase Agreement dated as of June
                           24, 1997, between Global Advanced Technology
                           Corporation ("GAT"), BARRA, Inc. and the GAT
                           Stockholders (incorporated by reference to Exhibit
                           10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                  10.15    Stock Purchase Agreement among BARRA, Inc. and the
                           Shareholders of Innosearch Corporation, dated as of May 23, 1997, between Innosearch Corporation, BARRA,
                           Inc. and certain of the Innosearch shareholders
                           (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 1997).

                  10.16 Asset Purchase Agreement, dated September 8, 1997, between Edinburgh Financial Publishing Limited,
                           Edinburgh Financial Publishing (Asia) Limited,
                           Edinburgh Financial Publishing (USA), Inc., BARRA
                           (U.K.), Ltd., BARRA, Inc., Jeremy Salvesen, Angus
                           MacDonald, BARRA

                           International, Ltd. and BARRA International (Japan),
                           Ltd. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                  10.17 BARRA Directors Option Plan (incorporated by reference to Exhibit No. 4.3 to BARRA, Inc.'s registration statement on Form S-8 filed September
                           11, 1997 (File No. 333-35381)). (1)

                  10.18    Form of Stock Option Agreement for BARRA Directors
                           Option Plan (incorporated by reference to Exhibit No.
                           4.4 to our registration statement on Form S-8 filed
                           September 11, 1997 (File No.
                           333-35381)). (1)

                  10.19    BARRA Stock Option Plan and Amendment No. 1 thereto
                           (incorporated by reference to Exhibit No. 4.3 to our registration statement on Form S-8 filed September
                           11, 1997 (File No. 333- 35379)). (1)

                  10.20    Amendment No. 2 to BARRA Stock Option Plan dated
                           January 28, 1999 (incorporated by reference to
                           Exhibit No. 4.3 to our registration statement on Form
                           S-8 filed January 29, 1999 (File No. 333-35379)).
                           (1)

                  10.21    Form of Indemnification Agreement between BARRA, Inc.
                           and its officers and directors (incorporated by reference to Exhibit D to the Proxy Statement for the BARRA, Inc. 1998 Annual Meeting of Shareholders filed
                           June 25, 1998).

                  13.1 1999 Annual Report to Shareholders of BARRA, Inc., which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Securities Exchange
                           Commission and is not to be deemed "filed."

                  21.1 List of Subsidiaries of BARRA, Inc. (electronic filing only)

                  23.1 Consent of Deloitte & Touche LLP (electronic filing only)

                  24.1     Power of Attorney (electronic filing only)

                  27.1     Financial Data Schedule - Year ended March 31, 1999
                           (electronic filing only)


                  (1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a).


                  THE EXHIBITS LISTED ABOVE ARE FILED AS PART OF, OR ARE INCORPORATED BY REFERENCE INTO, THIS REPORT. COPIES OF THE EXHIBITS LISTED ABOVE WILL BE FURNISHED UPON WRITTEN REQUEST AT REASONABLE COST TO ANY STOCKHOLDER. SUCH REQUEST SHOULD BE SENT TO BARRA, INC., 2100 MILVIA STREET, BERKELEY, CALIFORNIA 94704, ATTENTION: MARIA HEKKER, GENERAL COUNSEL.

(b)      Reports on Form 8-K:

         On March 2, 1999, we filed a Current Report on Form 8-K dated March 1, 1999 regarding our press release announcing our search for a new Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BARRA, Inc.


By:                   /s/ James D. Kirsner
   ----------------------------------------------------
Name:                 James D. Kirsner
     --------------------------------------------------
Title:                Chief Financial Officer
      -------------------------------------------------
Date:                 June 29, 1999
     --------------------------------------------------

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Andrew Rudd and James D. Kirsner, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, this report has been signed by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                                                    Date


/s/ A. George Battle                                 Director                                                 June 29, 1999
-------------------------------------------------
A. George Battle


/s/ John F. Casey                                    Director                                                 June 29, 1999
-------------------------------------------------
John F. Casey


/s/ M. Blair Hull                                    Director                                                 June 29, 1999
-------------------------------------------------
M. Blair Hull


/S/ James D. Kirsner                                 Chief Financial Officer (Principal Financial and         June 29, 1999
-------------------------------------------------
James D. Kirsner                                     Accounting Officer)


/s/ Norman J. Laboe                                  Director                                                 June 29, 1999
-------------------------------------------------
Norman J. Laboe


/s/ Ronald J. Lanstein                               Director and Vice Chairman                               June 29, 1999
-------------------------------------------------
Ronald J. Lanstein


/s/ Andrew Rudd                                      Director, Chairman and Chief Executive Officer           June 29, 1999
-------------------------------------------------
Andrew Rudd                                          (Principal Executive Officer)