Form 10-Q
period 1999-06-30
BARRA INC /CA
filed 1999-08-16
CIK 878483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

                                       or

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of June 30, 1999 was 14,109,655

                                       INDEX



PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and as of March 31, 1999

          Unaudited Condensed Consolidated Statements of Income for the Three Months Ended June 30, 1999 and 1998

          Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Item 3    Quantitative and Qualitative Disclosures About Market Risk



PART II   OTHER INFORMATION

Item 1    Legal Proceedings

Item 4    Submission of Matters to a Vote of Security Holders

Item 6    Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

                                    PART I
ITEM 1.   FINANCIAL STATEMENTS.
                      BARRA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF JUNE 30, 1999 (UNAUDITED) AND MARCH 31, 1999
          (In thousands except for share and per share amounts)

                                                      June 30,        March 31,
                                                        1999           1999
                                                    -------------  -------------
                            ASSETS
Current assets:
  Cash and cash equivalents........................      $33,950        $31,343
  Short-term investments...........................       18,455         17,229
  Investment in municipal debt securities-
   available for sale..............................        6,534          6,498
  Accounts receivable:
    Subscription and other (Less allowance for
     doubtful accounts of $504 and $526)...               18,537         20,774
    Asset Management...............................        4,954          9,059
    Related parties................................        4,452          4,326
  Prepaid expenses.................................        2,439          2,361
                                                    -------------  -------------
    Total current assets...........................       89,321         91,590
                                                    -------------  -------------
Investments in unconsolidated companies............        2,536          2,602
Premises and equipment:
  Computer and office equipment....................       23,017         21,272
  Furniture and fixtures...........................        5,927          5,872
  Leasehold improvements...........................        8,672          8,647
                                                    -------------  -------------
    Total premises and equipment...................       37,616         35,791
Less accumulated depreciation and amortization.....      (18,704)       (17,312)
                                                    -------------  -------------
                                                          18,912         18,479
Deferred tax assets................................        3,036          3,036
Computer software (less accumulated amortization
  of $1,089 and $1,015)....................                1,916            958
Other assets.......................................          805          1,188
Goodwill and other intangibles (less accumulated
  amortization of $5,256 and $4,691).......               25,706         25,236
                                                    -------------  -------------
Total..............................................     $142,232       $143,089
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................       $1,991         $2,288
  Due to related party.............................           --            200
  Accrued expenses payable:
    Accrued compensation...........................        4,616         10,770
    Accrued corporate income taxes.................        5,286          5,544
    Accrued restructuring charges..................        3,475             --
    Other accrued expenses.........................        9,245          9,026
  Unearned revenues................................       25,452         23,790
                                                    -------------  -------------
    Total current liabilities......................       50,065         51,618
                                                    -------------  -------------
Deferred tax liabilities...........................        1,430          1,398
Minority interest in equity of subsidiary..........        1,484          1,868
STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........           --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 14,109,655 and 14,012,852
   shares issued and outstanding...................            1              1
  Additional paid-in capital.......................       32,535         31,764
  Retained earnings................................       57,269         56,885
  Accumulated other comprehensive income (loss)....         (552)          (445)
                                                    -------------  -------------
    Total stockholders' equity.....................       89,253         88,205
                                                    -------------  -------------
Total..............................................     $142,232       $143,089
                                                    =============  =============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                      BARRA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
          (In thousands except for share and per share amounts)
                               (Unaudited)

                                              Three Months Ended
                                                   June 30,
                                           -------------------------
                                               1999         1998
                                           ------------ ------------
Operating Revenues:
  Subscription and consulting
    fees.......................                $28,545      $26,790
  Electronic trading...........                  4,436        3,767
  Asset management.............                  5,052        5,356
                                           ------------ ------------
    Total operating revenues...                 38,033       35,913
                                           ------------ ------------
Operating Expenses:
  Cost of subscription products                  2,299        2,631
  Compensation and benefits....                 21,142       16,748
  Occupancy ...................                  1,900        1,739
  Other operating expenses.....                  5,603        6,342
  Restructuring charges                          5,561         --
                                           ------------ ------------
    Total operating expenses...                 36,505       27,460
                                           ------------ ------------
Interest Income & Other........                    353          573
                                           ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Minority Interest
  and Income Taxes.............                  1,881        9,026
Equity in Net Income and Loss
  of Investees.................                   (112)        (250)
Minority Interest..............                 (1,159)      (1,356)
                                           ------------ ------------
Income before Income
  Taxes........................                    610        7,420
Income Taxes...................                   (226)      (2,894)
                                           ------------ ------------
Net Income ....................                   $384       $4,526
                                           ============ ============
Net Income Per Share:
  Basic........................                  $0.03        $0.33
                                           ============ ============
  Diluted......................                  $0.03        $0.31
                                           ============ ============
Weighted Average Common and
Common Equivalent Shares:
  Basic........................             14,061,307   13,746,850
                                           ============ ============
  Diluted......................             14,707,963   14,572,990
                                           ============ ============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                        BARRA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)

                                                       Three Months Ended
                                                            June 30,
                                                   ----------------------------
                                                       1999             1998
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................         $384         $4,526
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in net income and loss of investees...          112            250
     Minority interest............................        1,159          1,356
     Depreciation and amortization................        1,919          1,607
     Amortization of computer software............           87            181
     Gains on marketable securities...............           --           (250)
     Non-cash restructuring charges...............        3,475             --
     Other........................................          (19)           211
Changes in:
     Accounts receivable - subscription and other.        2,237         (1,842)
     Accounts receivable - asset management.......        4,105         (2,651)
     Accounts receivable - related parties........         (126)          (732)
     Prepaid expenses.............................          (78)           305
     Other assets.................................          383            (68)
     Accounts payable, due to related party
      and accrued expenses........................       (6,736)        (7,013)
     Unearned revenues............................        1,662          3,832
                                                   -------------  -------------
Net cash provided (used) by operating activities..        8,564           (288)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................       (2,870)        (2,508)
Short-term investments - net......................       (1,226)        (6,167)
Investment in municipal debt securities -
  available for sale..............................          (36)           (70)
Acquisitions - cash paid..........................       (1,053)        (5,356)
                                                   -------------  -------------
Net cash used in investing activities                    (5,185)       (14,101)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority shareholders.................       (1,543)        (1,520)
Proceeds from sale of common stock................          771            910
                                                   -------------  -------------
Net cash used in financing activities.............         (772)          (610)
                                                   -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      2,607        (14,999)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       31,343         33,673
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $33,950        $18,674
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense.............................           $0             $6
     Income taxes.................................         $484         $1,221

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

BARRA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of BARRA, Inc. (the Company, which may be referred to as BARRA, we, us or our) and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position of BARRA as of June 30, 1999 and the results of its operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The
March 31, 1999 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in BARRA's Annual Report on Form 10-K for the fiscal year ended
March 31, 1999 (Form 10-K), but does not include all disclosures required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2.      REDPOINT ACQUISITION

In June 1998, the Company paid $5.5 million for substantially all of the assets and assumption of certain liabilities of Redpoint Software Inc. ("Redpoint"). Initial terms of the acquisition agreement also required us to pay up to an additional $12.5 million over a period of two years following the closing based upon the financial performance of the acquired assets. In April 1999, the acquisition agreement was amended to replace the payment of contingent consideration based on financial performance with a provision for royalty payments equal to a certain percentage of future Redpoint product sales through December 2000. In connection with the amended purchase agreement, we paid an additional $1.5 million in cash representing additional purchase price of $600,000 and prepaid royalties of $900,000. Approximately 45% of the prepaid royalty and any future royalties are partially or fully refundable to us in the event certain key former employees of Redpoint leave the Company before required employment periods. As a result, 45% of any royalties earned will be recorded as compensation expense over the term of the required employment. The remaining portion of royalties will be recorded as additional goodwill.


3.       RESTRUCTURING CHARGE

On April 19, 1999, our management announced a restructuring plan to reduce the cost of operating our U.S. fixed income business and focus future development and sales efforts on global and enterprise-wide fixed income products. The restructuring plan discontinued certain U.S. fixed income products and eliminated various sales, client and product support positions and related facilities within the U.S. Revenues from discontinued products ceased on April 30, 1999. Customers who had prepaid subscriptions for periods after April 30, 1999 will receive refunds on or before August 31, 1999. Although the decision to discontinue these products was made in April 1999, certain support activities will continue through December 31, 1999. All termination notices and benefits were communicated to the affected employees prior to quarter-end. Revenues from discontinued products amounted to approximately $8 million in fiscal 1999 or 5% of our total revenues. Revenues from discontinued products included in the accompanying condensed consolidated statements of income for the three month periods ended June 30, 1999 and 1998 amounted to $.6 million and $2.0 million, respectively.

We recorded two significant charges in connection with the restructuring plan. The first charge of approximately $4 million ($.27 per diluted share) was recorded in the quarter ended March 31, 1999. It consisted of non-cash charges for the write-off of goodwill and capitalized software development costs related to our 1997 acquisition of a company engaged in the development of products for the U.S. fixed income market. The second charge of approximately $5.6 million ($.23 per diluted share) is recorded in the quarter ended June 30, 1999. This charge consists of: a) $3.6 million in severance, termination benefits, and wages for certain terminated employees retained exclusively for various periods up until December 31, 1999 to support the discontinued products; b) $1.3 million for non-cancelable services directly related to the discontinued products including certain costs associated with continuing to support the products up until their final termination dates; and c) $.7 million in excess facilities costs and other incremental expenses associated with discontinuing these products. At June 30, 1999, approximately $3.5 million of the $5.6 million in restructuring charges remained accrued. We expect all but approximately $.5 million of such accrued amounts to be paid out over the next two quarters as costs associated with supporting these products will substantially cease on December 31, 1999.

4.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses that have been previously excluded from net income and reflected in equity. A summary of comprehensive income
(loss) follows:










                                   Three Months Ended
                                         June 30,
                                -------------------------
                                   1999         1998
                                ------------ ------------
Net income ..................      $384,000  $4,526,000
Other comprehensive loss:
   Change in foreign
   currency translation
   adjustment during period..      (106,000)   (125,000)
                                ------------ ------------
Comprehensive income .......       $278,000  $4,401,000
                                ============ ============



5.      SEGMENT INFORMATION

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

Our business segments are organized on the basis of differences in our related products and services. The subscription and consulting segment consists of developing, marketing and supporting Investment Analytics software, Investment Data Products, and related Consulting services to portfolio fund managers, pension sponsors and others engaged in the management of financial assets. Electronic trading services consist of POSIT and its derivative systems. POSIT operates computerized institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment. Asset management services consist of money management services either via direct investments or customized multi-manager programs. Our organizational structure reflects this segmentation.

Segment income from operations is defined as segment revenues less segment expenses which include costs for sales and client support activities, the cost of delivering the product or service including data and data processing costs, and allocated amounts of depreciation and amortization. Segment expenses exclude research and development and general and administrative expenses as they benefit all segments. For all years presented, segment expenses also exclude restructuring charges, amortization of acquired intangibles, interest income and other, equity in joint venture gains and losses and income taxes.

There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenues are defined as revenues from external customers and there are no inter-segment revenues or expenses.

Our management does not identify or allocate its assets, including capital expenditures, by operating segment. Assets are not being reported by segment because the information is not available by segment and is not reviewed by our Executive Committee to make decisions about resources to be allocated to the segments when assessing their performance. Depreciation and amortization is allocated to segments in order to determine segment profit or loss.

The following tables present information about reported segments for the three month periods ended June 30, 1999 and 1998, respectively:










































For the three months ended June 30, 1999:

                             ---------------------------------------------------------------------
                              Subscription
                                  and       Electronic       Asset                   Consolidated
                              Consulting      Trading     Management       Other         Total
                             ------------- ------------- ------------- ------------- -------------
Revenues.....................     $28,545        $4,436        $5,052                     $38,033
Segment expenses............      (17,223)         (335)       (2,501)                    (20,059)
Minority interest............                                  (1,159)                     (1,159)
                             ------------- ------------- ------------- ------------- -------------
                                  $11,322        $4,101        $1,392                     $16,815
                             ============= ============= ============= ============= =============
Research and development.....                                                (6,083)       (6,083)
General and administrative...                                                (4,219)       (4,219)
Restructuring charges........                                                (5,561)       (5,561)
Amortization of intangibles..                                                  (584)         (584)
Interest and other...........                                                   354           354
Equity in joint venture
  gains (losses).............                                                  (112)         (112)
                             ------------- ------------- ------------- ------------- -------------
Income (loss) before income
  taxes......................     $11,322        $4,101        $1,392      ($16,205)         $610
                             ============= ============= ============= ============= =============
Depreciation and amortization        $913           $30           $30          $450        $1,423

For the three months ended June 30, 1998:

                             ---------------------------------------------------------------------
                              Subscription
                                  and       Electronic       Asset                   Consolidated
                              Consulting      Trading     Management       Other         Total
                             ------------- ------------- ------------- ------------- -------------
Revenues.....................     $26,790        $3,767        $5,356                     $35,913
Segment expenses............      (14,891)         (264)       (2,234)                    (17,389)
Minority interest............                                  (1,356)                     (1,356)
                             ------------- ------------- ------------- ------------- -------------
                                  $11,899        $3,503        $1,766                     $17,168
                             ============= ============= ============= ============= =============
Research and development.....                                                (5,090)       (5,090)
General and administrative...                                                (4,435)       (4,435)
Amortization of intangibles..                                                  (546)         (546)
Interest and other...........                                                   573           573
Equity in joint venture
  gains (losses).............                                                  (250)         (250)
                             ------------- ------------- ------------- ------------- -------------
Income (loss) before income
  taxes......................     $11,899        $3,503        $1,766       ($9,748)       $7,420
                             ============= ============= ============= ============= =============
Depreciation and amortization        $797           $25           $50          $375        $1,241



6.      PER SHARE DATA

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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

This discussion and analysis and other parts of this Form 10-Q contain forward looking statements that involve risk and uncertainties. These forward-looking statements are made in reliance on safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For further information regarding how to identify forward looking statements and the factors that could cause actual results to differ, please refer to the information under the heading "Cautionary Factors That May Affect Future Results" below. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is also important to remember that other factors besides those we mention could also adversely affect us and our business, operating results or financial condition.

A.  GENERAL

Certain of the information required by this item has been previously reported under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Redpoint Acquisition

On June 17, 1998 the Company paid $5.5 million for substantially all of the assets and assumption of certain liabilities of Redpoint Software Inc. ("Redpoint"). Initial terms of the acquisition agreement also required us to pay up to an additional $12.5 million over a period of two years following the closing based upon the financial performance of the acquired assets. In April 1999, the acquisition agreement was amended to replace the payment of contingent consideration based on financial performance with a provision for royalty payments based on future Redpoint product sales through December 2000. In connection with the amended purchase agreement, we paid an additional $1.5 million in cash representing additional purchase price of $600,000 and prepaid royalties of $900,000. Approximately 45% of the prepaid royalty and any future royalties are partially or fully refundable to us in the event certain key former employees of Redpoint leave the Company before required employment periods. As a result, 45% of any royalties earned are being recorded as compensation expense over the term of the required employment. The remaining portion of royalties are being recorded as additional goodwill.

Year 2000 Update

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

"Y2K compliant" means that a product or system has file structures and naming conventions that accommodate a date transition to the next century without performance interruption.

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

The scope of the Y2K Project covers BARRA Products, DUPs, BARRA Services, third party and joint venture products, and other systems (e.g. hardware, software, embedded systems, and other products supporting our infrastructure). The table below describes the seven phases of the Y2K Project as it relates to those BARRA Products, DUPs and BARRA Services that we anticipate selling and supporting as of January 1, 2000. The percentages and target deadlines are based on estimates at July 31, 1999 of the total number of labor hours, including internal and outside personnel, required for each phase:



                                                    Status as of July 31, 1999:  Approximate
Phase        Objective                              Percentage Complete (Target Deadline)
------------ -------------------------------------- ------------------------------------------------
Awareness    Make each department aware of the Y2K  100% Complete for BARRA Products, DUPs and
             problem, and convey management's       BARRA Services.
             commitment to BARRA's Y2K compliance
             efforts to all departments.

Inventory    Create comprehensive lists of each     100% Complete for BARRA Products, DUPs and
             BARRA Product, DUP and BARRA Service.  BARRA Services.


Assessment   Assess the inventoried BARRA           100% Complete for BARRA Products, DUPs and
             Products, DUPs and BARRA Services to   BARRA Services.
             determine what modifications or
             enhancements are needed, if any.

Solution     Plan the activities, develop the       100% Complete for BARRA Products, DUPs and
Design and   schedule and estimate the costs of     BARRA Services.
Planning     Year 2000 modifications.  In
             addition, establish basic management
             and development processes, along with
             general standards and verification
             techniques applicable to the Y2K
             compliance tasks.

Development  Execute the plans developed to         100% Complete for BARRA Products and BARRA
and          achieve Y2K compliance.                Services.
Modification                                        DUPs:  80% (August 31, 1999)

Testing      Test and verify Y2K compliance.        BARRA Products:  99% (August 15, 1999)
                                                    DUPs:  66% (September 30, 1999)
                                                    BARRA Services:  100%


Distribution Deliver Y2K compliant BARRA Products   BARRA Products:  89% (August 15, 1999)
             and BARRA Services to clients.         BARRA Services:  100%
                                                    DUPs:  phase not applicable to DUPs




As previously reported, in March 1999 we implemented a more comprehensive approach to our Y2K efforts regarding DUPs. We adopted more extensive testing procedures for all DUPs, including those that we had previously tested. In addition, we increased our internal staffing on the remaining DUP project phases and decreased our reliance on, and augmented the efforts of, outside contractors. Substantially all of our increased staffing comes from our research and data management groups. To the extent individuals within these groups are dedicated to the Y2K Project, we will likely experience delays in developing enhancements to BARRA Products, as well as delays in our research efforts supporting our next generation of products.

We have delivered Y2K compliant versions of BARRA Products that we anticipate selling and supporting as of January 1, 2000 to our clients via regular maintenance services, except for a small number of new releases of products (which account for less than 1% of our total revenues) that we expect to release by August 15, 1999. Decisions to discontinue other BARRA Products before the Year 2000 are made in the ordinary course of business and are not expected to be based solely on Y2K issues. Except for the single country fixed income products that BARRA has recently announced will be discontinued during 1999, discontinued BARRA Products will be replaced with more advanced software applications that are Y2K compliant prior to the Year 2000.

We have now delivered questionnaires to substantially all of our vendors that currently provide data for BARRA Products, DUPs, and BARRA Services in order to assess their Y2K compliance efforts and our related exposure. Substantially all of these vendors responded to our questionnaires by July 31, 1999. However, our Y2K inquiries will continue indefinitely to the extent that we enter into new data contracts throughout 1999. Most responses to date indicate that the data, and the vendors' internal processes for generating, updating and delivering the data, are currently Y2K compliant, or will be before the Year 2000. If a vendor's response indicates that its data is not currently delivered in a Y2K compliant format, we normally request test data be provided when it is rendered Y2K compliant. There can be no assurance, however, regarding the availability of any such test data, or that the data vendors responding to our questionnaires have accurately evaluated their own Y2K readiness. We do, however, indirectly test substantially all of the vendors' data as part of our general Y2K testing of BARRA Products, DUPs, and BARRA Services.

Because no single client of BARRA Products or BARRA Services accounts for more than 2% of our total revenues at June 30, 1999, we are reviewing the Y2K compliance of only our thirty largest customers. Approximately two-thirds of these clients had responded to questionnaires as of July 31, 1999, and all such responses indicate that their systems are currently Y2K compliant, or will be prior to the Year 2000.

The Y2K Project includes some review of POSIT and Symphony. Because we are not the principal operator of Symphony or POSIT, we are only indirectly involved in reviewing these businesses for Y2K compliance. Based on information available to us as of July 31, 1999, the awareness, inventory, assessment and solution design and planning phases have been completed for the products and services offered by these businesses. At July 31, 1999 the development and modification phase for such products and services was 95% complete (target completion: August 31, 1999) and the testing phase was 60% complete (target completion: September 30, 1999). The distribution phase is inapplicable to the products and services of these businesses. The Y2K Project does not cover either the Y2K readiness of other systems applicable to POSIT or Symphony (i.e. other than their products and services) nor the Y2K readiness of our business partners in these ventures. In addition, the Y2K Project does not cover the businesses of other various partnerships and joint ventures in which we participate but are not the principal operator.

Beyond our products and services, the Y2K Project also covers our other systems supporting our infrastructure. These other areas include 1) internal hardware (such as computer equipment and phone systems), 2) software (such as operating systems, software supporting our products and services, software for our payroll, accounting and other support systems) and 3) other systems, including non-information technology (such as our security system, building equipment, power utilities and embedded microcontrollers). We remain substantially dependent on outside vendors in these areas, and we do not independently verify the Y2K readiness of these vendor-supplied products or services. We have made various inquiries (including written or verbal inquiries, or review of website information) of substantially all of our existing vendors whose products or services support such systems in order to assess their Y2K compliance efforts and our related exposure. Most information received in response to such inquiries indicates that the system is currently delivered in a Y2K compliant format, or will be prior to the Year 2000. We currently plan to complete assessment and remediation of any Y2K compliance problems discovered by us before September 30, 1999. However, our Y2K efforts will continue indefinitely to the extent that we acquire new components for, or make modifications or improvements to, our existing internal systems. In addition, there can be no assurance that the vendors providing information have accurately evaluated their own Y2K readiness. We expect to replace any components that are not identified as Y2K compliant with compliant versions from either the same or alternate vendors.

We estimate the total direct cost of the Y2K Project will be approximately $11.0 million, which includes fees paid to outside solution providers, the costs of repairing or replacing hardware and the direct costs associated with our internal labor expenses.

The total amount we have incurred on the Y2K Project through June 30, 1999 was approximately $5.6 million, of which approximately $2.9 million are costs associated with outside contractors. The total amount we spent on the Y2K Project for the quarter ending June 30, 1999 was approximately $2.3 million, of which approximately $950,000 were costs associated with outside contractors and another $350,000 related to special additional internal costs. We anticipate that costs for outside contractors and other special additional internal costs for the quarters ending September 30, 1999 and December 31, 1999 will be approximately $1.3 million and $1.1 million, respectively. Of the total amount expended on the Y2K Project through June 30, 1999, approximately $2.6 million related to internal labor expenses (including approximately $350,000 of special incentive compensation related directly to Y2K efforts), of which approximately $1.4 million was spent during the quarter ending June 30, 1999. We have spent a total of approximately $150,000 to repair or replace hardware solely for Y2K compliance reasons through June 30, 1999.

We estimate the future cost of completing the Y2K Project to be approximately $5.4 million, of which approximately $2.0 million relates to outside contractors, approximately $3.1 million relates to internal labor expenses and approximately $340,000 relates to the cost of repairing or replacing hardware. Internal labor costs include the salaries of those employees other than senior management who spend a portion of their time on the Y2K Project.

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

As is the case with other similarly situated software companies, if our current or future clients fail to achieve Y2K compliance or if they divert technology expenditures (especially technology expenditures that were reserved for BARRA Products or BARRA Services) to address Y2K compliance problems, our business, financial condition or results of operations could be adversely affected. We also face the risk of declining sales in calendar 1999 caused by buyers of our products and services deferring investments in our software products due to concerns regarding Year 2000. Because Year 2000 related impacts on client purchasing decisions are unprecedented, our ability to forecast the impact of the Year 2000 issue on our quarter-to-quarter revenues is limited. However, we currently anticipate that sales of new products will slow or halt during the last half of calendar 1999. See Risk Factors elsewhere in this report.

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

We continue developing contingency plans to deal with Y2K problems that arise despite our compliance efforts. In particular, we are continuing deployment of a contingency plan that seeks to ensure that a limited failure by key vendors does not lead to a material adverse affect on our clients. The plan has been developed based on the following contingencies:

   A single major data vendor is offline for two months;  or

   A local temporary failure by a utility company occurs.

The contingency plan involves our receipt of redundant key data from two sources in order to avoid disruption in the event a single source experiences Y2K disruptions. The computer systems implementing this contingency plan are being deployed in our Berkeley office and our New York office to reduce the risks of local utility failure. Depending on the nature of the failure, our products and services may be negatively impacted despite this contingency plan, but the plan goal is to avoid a material adverse effect on our clients. However, there can be no assurance that redundant data will be made available and, to the extent we are unable to obtain such data and Y2K disruptions occur, our products and services could be adversely affected. Difficulties in obtaining redundant data are particularly apparent in certain emerging market countries. In addition, this contingency plan does not address the failure by multiple major data suppliers, a permanent failure by a single data provider or systemic failure of the power or telephone systems.

With regard to other contingency plans, we are implementing a preparedness plan under which key personnel will be placed on standby from late December 1999 through the first week of January 2000 to address any Y2K issues that may arise. This will include personnel from our sales and client support, facilities, software engineering, information services and data management functions. As part of our general disaster preparedness plan, we also expect to have the ability to cover the critical business functions of a BARRA office experiencing Y2K-related failures in at least one other BARRA office. In addition, in the event that automated financial data updates supporting our asset management services fail because of Y2K non-compliance, we may execute the updates manually, to the extent practical. In the event that vendors' products and services supporting our infrastructure are not Y2K compliant, we intend to replace them through upgrades or replacements. There is no assurance, however, that any potential replacements of vendors supporting these other systems will be available, that their products and services will be Y2K compliant or that we will be able to quickly incorporate such products and services into our own businesses.

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


Foreign Currency and Business in Asia

As an international corporation, we generate revenue from clients throughout the world, maintain sales and representative offices worldwide and hold certain deposits and accounts in foreign currencies. Our revenue is generated from both United States and non-U.S. currencies. Prior to January 1, 1999 our subscriptions in the United Kingdom and the European Community were priced in British pounds sterling (pounds) and European Currency Units
(ECUs), respectively. Subsequent to December 31, 1998, European Community subscriptions are priced in EMUs (Euro's). Additionally, our consolidated subsidiary, BARRA International (Japan), Ltd. (BARRA Japan), generates revenues, has expenses and has assets and liabilities in Japanese yen.

The following table presents a summary of revenue by geographic region for the three months ended June 30, 1999 and 1998 (in thousands):



                                         1999                          1998
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
North America:
United States............       $24,843             65%       $23,455             66%
Other....................           792              2            718              2
                          -------------- -------------- -------------- --------------
Total North America......        25,635             67         24,173             68
                          ============== ============== ============== ==============

Europe:
United Kingdom...........         4,694             13          4,762             13
France...................         1,300              3          1,065              3
Germany..................         1,300              3          1,145              3
Other....................           239              1            290              1
                          -------------- -------------- -------------- --------------
Total Europe.............         7,533             20          7,262             20
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         3,517              9          2,925              8
Other....................         1,348              4          1,553              4
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         4,865             13          4,478             12
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $38,033            100%       $35,913            100%
                          ============== ============== ============== ==============


We have customers and three sales and client support offices in Asia. For the three months ended June 30, 1999, revenues from Asia totaled approximately $4.3 million ($3.5 million in Japan), or approximately 11% of total revenues. Excluding Japan, we bill our customers in Asia in U.S. dollars and have nominal expenses in local currencies. Recent volatility in Asian capital markets has negatively impacted revenues and could adversely impact future subscription renewals and related revenues for customers throughout Asia.

All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. We have considered our exposure to foreign currency fluctuations and to this point have decided not to engage in hedging or managing exposures to foreign currency fluctuations through contracts for the purchase, sale or swapping of currencies. Accordingly, a strengthening of the U.S. dollar versus non-U.S. currencies could have a material adverse impact on our results of operations and financial condition.

For the three month period ended June 30, 1999, when compared to the same period a year ago, the U.S. dollar strengthened significantly against the pound and Euro and weakened against the yen - all of which had the net effect of increasing net revenues and net income by approximately $135,000 and $25,000, respectively, compared to exchange rates in effect for the three month period ended June 30, 1998.

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


B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of our consolidated financial condition result from a comparison of BARRA's balance sheet at June 30, 1999 (unaudited) to the balance sheet at March 31, 1999.

Financial Condition
Total assets decreased $857,000 or 1%.

Total current assets decreased $2,269,000 or 2%. This net decrease was primarily due to lower accounts receivable for subscription and asset management sales. (Refer to the accompanying unaudited condensed consolidated statement of cash flows for more information on cash flows.)

Computer software increased $958,000 due to the purchase of a new accounting and human resources system expected to be fully implemented by January 2000.

Goodwill and other intangibles increased $470,000, net of related amortization, as a result of additional payments made to Redpoint in connection with the amended purchase agreement. (See Note 2 to the accompanying condensed consolidated financial statements.)

Total current liabilities decreased $1,553,000 or 3%. This net decrease primarily reflects lower accrued compensation as a result of the payment of annual bonuses to employees in May 1999 offset partially by increases in unearned revenue related to product subscriptions and accrued expenses associated with the restructuring plan announced in April 1999.

Minority interest in equity of subsidiary represents minority equity interests in the net assets of Symphony LLC.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and investment in municipal debt securities available-for-sale totaled
$58,939,000 at June 30, 1999. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $5 million - of which no amounts have been, or are presently anticipated to be, drawn down.

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet cash requirements for capital expenditures and other cash needs for ongoing business operations. Other than commitments described in this discussion and analysis and in the financial statements and notes, we have no present binding understandings or commitments with respect to any significant expenditures.

Principal Financial Commitments. Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities, possible future royalties payable to Redpoint shareholders, possible future consideration for the acquisition of Bond Express, and severance and other related compensation and refunds of prepaid revenues associated with the restructuring plan announced in April 1999. Our Board of Directors has also authorized the repurchase of up to $10,000,000 of our common stock and has authorized up to $17 million in funds as "seed" investments for new asset management products developed by Symphony or our Asset Services Group. Approximately $7.0 million of that amount has not yet been disbursed.

C.  RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income for the three month periods ended June 30, 1999 and June 30, 1998.

Net Income. Net income for the three month period ended June 30, 1999 was $384,000 or $0.03 per share (diluted) compared to net income of $4,526,000 or $0.31 per share (diluted) for the same quarter a year ago. Results for the three month period ended June 30, 1999 included restructuring charges of $5,561,000 ($.23 per diluted share).

Operating Revenues. Total operating revenues increased $2,120,000 or 6% compared to the same quarter a year ago.


Subscription and Consulting fees consist of annual subscription fees for our software and investment data products, revenues from other sources related to the institutional analytics business and consulting services to pension plan sponsors and investment managers. A summary of the components and related changes is as follows (amounts in $000's):








                                Three Months Ended
                                    June 30,
                             --------------------------
                               1999     1998   %Change
                             -------- -------- --------
Analytics subscriptions-
  continuing products....    $19,195  $16,799       14
Analytics subscriptions-
  discontinued fixed
  income products........        595    1,981      (70)
Other analytics related..      1,002    1,327      (24)
Consulting...............      5,826    4,460       31
Investment Data Products.      1,927    2,223      (13)
                             -------- -------- --------
TOTAL....................    $28,545  $26,790        7
                             ======== ======== ========

Analytics Subscriptions are for our software and related updates. We generally bill and collect fees on an annual basis, but recognize the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients, increasing revenues from existing customers through the introduction of new products and services, and acquisitions.

Revenue growth primarily came from equity models and related data reflecting the continued success of the BARRA Aegis System?. Various new single country and global enhancements of this equity analytics system have been introduced during the past year. Sales of the international versions of the fixed income products also contributed as a result of sales of the BARRA COSMOS System?. Increases in subscription revenues continue to come most significantly from net increases in the number of subscriptions and less significantly from changes in the prices of subscriptions.

Revenues from discontinued fixed income products for the three months ended June 30, 1999 represent amounts earned on these products during April 1999 as we agreed to provide license and support services free of charge from May 1, 1999 forward until the product termination dates which range from October to December, 1999.

Other Analytics Related revenues associated with other institutional analytics business sources include timesharing revenues, seminar revenues and other recurring fees. Fluctuations in these revenue sources result primarily from the timing of seminars and the amount of timesharing billed to clients.

We anticipate that there will not be any significant improvements in growth rates or in margins in the analytics businesses until after the end of the calendar year. We base this projection on the near term decline in fixed income revenues from discontinued products, the additional costs associated with the Year 2000 remediation and testing, and the concern that there will be a worldwide slowdown in software purchasing as the millennium approaches.

Consulting Fees consist of services delivered by our Enterprise Risk Management, Investment Consulting, Corporate Consulting, and Strategic Consulting business groups. Our Enterprise Risk Management group provides firm-wide risk management solutions. Our Enterprise Risk Management services generally involve the sale of software and services including a one-time license fee, recurring subscription, maintenance and support fees, as well as consulting services related to implementation and software modification. Enterprise Risk Management revenues are subject to significant volatility as a result of the uneven nature in which the various elements of the services are earned and recognized for reporting purposes. Revenues from consulting services increased over the same three month periods a year ago as a result of significant growth in enterprise wide risk project revenue and modest growth from investment consulting.

Investment Data Products (IDP) revenues consist of subscription and other revenues from the sale of data and related software. The IDP division had pre-tax losses on a fully allocated basis of $2.3 million for the three month period ended June 30, 1999. It is anticipated that losses could continue at current levels until sales of newly developed and enhanced products become significant. We continue to consider various strategic alternatives for this business.

Electronic Trading revenues consist of fees from licenses of the Portfolio System for Institutional Trading (POSIT), which increased $669,000 or 18% compared to the same quarter a year ago. Our revenues from POSIT are derived from commissions generated by the trading volume of the various licensees. POSIT revenue increases reflect higher trading volumes as compared to the same periods a year ago and new license fees from EuroPOSIT, the joint venture established to operate the POSIT system in European equity markets.

Asset Management revenues decreased $304,000 or 6% compared to the same quarter a year ago. Asset management revenues consist of fees generated from active management of investor accounts by Symphony and fees earned by our Asset Services Group from management of customized multi-manager programs.

Symphony's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. Symphony's total revenues were $4,819,000 for the current quarter compared to $4,883,000 for the same period a year ago. This net decrease in total revenues was the net result of increases in base fees due to growth in assets under management offset by lower performance fees. As of June 30 1999, Symphony had approximately $3.1 billion under direct management. Of the funds under direct management, approximately $2.1 billion are managed under agreements that provide for performance fees in addition to a base management fee.
Performance fees included in total revenues were $657,000 for the current quarter and $1,384,000 for the same period a year ago. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of each year of the contract. Symphony's performance fees for the June 1999 quarter were for accounts representing approximately 9% of the current total of assets subject to performance fees compared to approximately 11% for the same quarter in the prior year. The decrease in performance fee revenue for the June 1999 quarter over the same period a year ago was the result of an increase in the value of investor account anniversaries offset by a decrease in the net return for those investor accounts compared to the same period a year ago. Assets under management subject to performance fees have increased approximately $500 million or 30% from June 30, 1998. The pattern of anniversaries can change from quarter to quarter because of the addition, termination or re-negotiation of account agreements. There is also, of course, no assurance that the investment performance will continue at historical levels. It is presently estimated that approximately 30% and 55% of the performance-based funds under management will have performance fee determination dates in the quarters ended September 30, 1999 and December 31, 1999, respectively.
Symphony's future revenues will depend on levels of assets under management, the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

Operating Expenses. For the quarter ended June 30, 1999 compared to the same quarter a year ago, total operating expenses, including restructuring charges, increased $9,045,000 or 33%.
Excluding restructuring charges, operating expenses increased
$3,484,000 or 13%.

Cost of Subscription Products consists of computer access and communication charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense decreased $332,000 or 13% compared to the same quarter a year ago. This decrease is primarily the result of lower computer access and data costs. Lower contract costs for certain outside computer facilities and the write-off of certain communication and data costs attributable to the discontinued fixed income products both contributed to this decrease.

Compensation and Benefits increased $4,394,000 or 26% compared to the same quarter a year ago. The increase from the same period a year ago is primarily the result of: (a) annual salary adjustments that take effect on July 1 each fiscal year; (b) increases in incentive compensation including the effect of changes in the pattern of accrual during each year; (c) an increase in total average headcount; (d) increases in consultant costs associated with Year 2000 and other projects; (e) increases in other related employee benefit costs associated with more employees; and (f) general cost increases.

External and other incremental costs associated with the Y2K project and included in compensation and benefits were $1.3 million for the quarter ended June 30, 1999 compared to $190,000 for the quarter ended June 30, 1998. Y2K project costs for the current quarter consisted of external costs for contractors of $950,000 and special incentive compensation of $350,000. Costs associated with the Y2K project are expected to be approximately $1.3 million for the three month period ended September 30, 1999 after which such costs are expected to decline until Y2K project completion. (See also "Year 2000 Update" in Part I, Item 2, Management's Discussion and Analysis.)

Occupancy Expense increased $161,000 or 9% compared to the same quarter a year ago. This increase reflects costs from acquired operations plus new or expanded office space in London, New York, San Francisco, Berkeley and Darien.

Other Operating Expenses decreased $739,000 or 12% compared to the same quarter a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data and other expenses related to asset management operations, marketing, advertising, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. Other operating expenses decreased from the same quarter a year ago as a result of: a) lower data costs associated with asset management operations due to decreased revenues; b) lower printing and other general office expenses due to both a reduction in publishing costs for certain products as well as the timing of various product releases; c) lower foreign currency translation losses; and d) lower professional service fees.

Restructuring Charge - On April 19, 1999, our management announced a restructuring plan to reduce the cost of operating our U.S. fixed income business and focus future development and sales efforts on global and enterprise-wide fixed income products. The restructuring plan discontinued certain U.S. fixed income products and eliminated various sales, client and product support positions and related facilities within the U.S. Revenues from discontinued products ceased on April 30, 1999. Customers who had prepaid subscriptions for periods after April 30, 1999 will receive refunds on or before August 31, 1999. Although the decision to discontinue these products was made in April 1999, certain support activities will continue through December 31, 1999. All termination notices and benefits were communicated to the affected employees prior to quarter-end. Revenues from discontinued products amounted to approximately $8 million in fiscal 1999 or 5% of our total revenues. Revenues from discontinued products included in the accompanying consolidated statements of income for the three month periods ended June 30, 1999 and 1998 amount to $.6 million and $2.0 million, respectively.

We recorded two significant charges in connection with the restructuring plan. The first charge of approximately $4 million ($.27 per diluted share) was recorded in the quarter ending March 31, 1999. It consisted of non-cash charges related to the write-off of goodwill and capitalized software development costs related to our 1997 acquisition of a company engaged in the development of products for the U.S. fixed income market. The second charge of approximately $5.6 million ($.23 per share) is recorded in the quarter ended June 30, 1999 and consists primarily of wages, severance, termination benefits and other costs associated directly with supporting the discontinued products until their final termination dates. (Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements for more information on the restructuring charges.)

Interest income and other decreased $220,000 or 38% compared to the same period a year ago as a result of lower unrealized gains on short-term investments.

Equity in net income (loss) of investees represents losses from our equity investments in Data Downlink Corporation and Risk
Reporting Limited.

Minority Interest primarily represents the share of profits from Symphony Asset Management LLC that is due to the minority shareholders.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this Form 10-Q contain several forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, designed, future, forecast, perceive, possible, potential, targeted, may, scheduled, would, could, should, forward, assure and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, events or results. From time to time we may also provide oral or written forward-looking statements in other materials that we release to the public.

Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. They can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-Q will be important in determining future results. Consequently, no forward looking statement can be guaranteed. Actual future results may vary materially.

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K filings with the SEC. Our Form 10-K filing for the 1999 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of that filing under the heading "Risk
Factors."   We incorporate that section of that Form 10-K in this
filing and investors should refer to it. Those are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed in our Form 10-K or elsewhere in this Form 10-Q could also adversely affect us or our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.



Item 3.         Quantitative and Qualitative Disclosures About Market
Risk

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds. These investments totaled approximately $40.7 million at June 30, 1999 with an average interest rate of 4.6%. At June 30, 1999, the portfolio also had approximately $6.5 million of short-term, high credit quality municipal debt securities with an average interest rate of 5.1%. The short-term money market funds and the municipal debt securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.

From time to time, we provide the initial invested funds for the startup of new investment products offered by Symphony and our Asset Services Group. In these cases the primary considerations are related to supporting a new business rather than making investments that fall under the guidelines of our investment policy.

Our investments in market-neutral programs, which amounted to approximately $11.7 million at June 30, 1999, are non-interest bearing and consist principally of long and short positions placed directly (in the case of funds managed by Symphony) or indirectly (in the case of funds managed by our Asset Services Group) through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. In both cases the managers may use derivative financial instruments in connection with hedging activities. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management and our Board of Directors.

Foreign Currency Risk

We invoice customers in Europe in both pounds and euros. In Japan, we bill our customers in Japanese Yen. Excluding customers in these locations, we generally bill for our services in U.S. dollars. We have not engaged in foreign currency hedging activities. To the extent we invoice our customers in local currency (Yen, Pound and Euro), our international revenues are subject to currency exchange fluctuation risk. To the extent that international revenues that are invoiced in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. Currency fluctuations may also effectively increase the cost of our products and services in countries in which customers are invoiced in U.S. dollars.

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The capitalization of BARRA Japan includes approximately $6.7 million invested in a yen-denominated mutual fund.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

All information required by this item was reported under the heading "Legal Proceedings" in our Form 10-K. There have been no other material developments in our legal proceedings since the date of our Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders of BARRA was held on Wednesday, August 5, 1998.

The meeting was held to consider and vote upon (i) electing directors to serve for the ensuing year and until their successors are duly elected and qualified; and (ii) ratifying the selection of Deloitte & Touche LLP as independent auditors of BARRA for the fiscal year ended March 31, 1999. The votes cast with respect to each director are summarized as follows: A. George Battle, for 7,692,252, withheld 3,063,776; John F. Casey, for 10,458,127, withheld 297,901; M. Blair
Hull, for 10,505,832, withheld 250,196; Norman J. Laboe, for 10,505,385, withheld 250,643; Ronald J. Lanstein, for 7,681,814, withheld 3,074,214; Andrew Rudd, for 10,505,042, withheld 250,986. The votes cast to ratify the selection of Deloitte & Touche LLP as independent auditors are summarized as follows: for 10,685,261, against 12,751, abstain 58,016.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  the following exhibits are required by Item 601 of the Regulation
S-K:

Exhibit
Number                   Exhibit Description
------                   -------------------

27.1                     Financial Data Schedule
                        (electronic filing only)

(b)  Reports on Form 8-K:

On April 23, 1999, we filed a Current Report on Form 8-K dated April 22, 1999 containing our press release announcing certain management decisions about our product strategy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BARRA, Inc.
        (Registrant)


Date:  August 13, 1999                       /s/ Kamal Duggirala
                                             Kamal Duggirala, Chief
                                             Executive Officer


Date:  August 13, 1999                       /s/ James D. Kirsner
                                             James D. Kirsner, Chief
                                             Financial Officer

EXHIBIT INDEX


Exhibit
Number                    Exhibit Description

27.1                    Financial Data Schedule
                        (electronic filing only)