Form 10-Q
period 1999-09-30
BARRA INC /CA
filed 1999-11-12
CIK 878483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                       or

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of September 30, 1999 was 14,038,715.

                                       INDEX



PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited) and as of March 31, 1999

          Unaudited Condensed Consolidated Statements of Income for the Three and Six Month Periods Ended September 30, 1999 and 1998


          Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six Month Periods Ended September 30, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Item 3    Quantitative and Qualitative Disclosures About Market Risk



PART II   OTHER INFORMATION

Item 1    Legal Proceedings

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

                                    PART I
ITEM 1.   FINANCIAL STATEMENTS.
                      BARRA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND MARCH 31, 1999
          (In thousands except for share and per share amounts)

                                                     September 30,   March 31,
                                                         1999           1999
                                                    -------------  -------------
                            ASSETS
Current assets:
  Cash and cash equivalents........................      $24,638        $31,343
  Short-term investments...........................       25,020         17,229
  Investment in municipal debt securities-
   available for sale..............................        6,571          6,498
  Accounts receivable:
    Subscription and other (Less allowance for
     doubtful accounts of $726 and $526)...........       20,349         20,774
    Asset Management...............................       11,730          9,059
    Related parties................................        4,840          4,326
  Prepaid expenses.................................        3,414          2,361
                                                    -------------  -------------
    Total current assets...........................       96,562         91,590
                                                    -------------  -------------
Investments in unconsolidated companies............        2,508          2,602
Premises and equipment:
  Computer and office equipment....................       19,528         21,272
  Furniture and fixtures...........................        5,989          5,872
  Leasehold improvements...........................        8,701          8,647
                                                    -------------  -------------
    Total premises and equipment...................       34,218         35,791
Less accumulated depreciation and amortization.....      (15,821)       (17,312)
                                                    -------------  -------------
                                                          18,397         18,479
Deferred tax assets................................        3,036          3,036
Computer software (less accumulated amortization
  of $1,185 and $1,015)............................        2,034            958
Other assets.......................................          887          1,188
Goodwill and other intangibles (less accumulated
  amortization of $6,076 and $4,691)...............       25,461         25,236
                                                    -------------  -------------
Total..............................................     $148,885       $143,089
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................       $1,153         $2,288
  Due to related party.............................         --              200
  Accrued expenses payable:
    Accrued compensation...........................        8,010         10,770
    Accrued corporate income taxes.................        7,073          5,544
    Accrued restructuring charges..................        1,687           --
    Other accrued expenses.........................        9,029          9,026
  Unearned revenues................................       23,838         23,790
                                                    -------------  -------------
    Total current liabilities......................       50,790         51,618
                                                    -------------  -------------
Deferred tax liabilities...........................        1,588          1,398
Minority interest in equity of subsidiary..........        4,125          1,868
STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 14,038,715 and 14,012,852
   shares issued and outstanding...................            1              1
  Additional paid-in capital.......................       28,959         31,764
  Retained earnings................................       63,221         56,885
  Accumulated other comprehensive income (loss)....          201           (445)
                                                    -------------  -------------
    Total stockholders' equity.....................       92,382         88,205
                                                    -------------  -------------
Total..............................................     $148,885       $143,089
                                                    =============  =============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                      BARRA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
          (In thousands except for share and per share amounts)
                               (Unaudited)

                                              Three Months Ended        Six Months Ended
                                                 September 30,            September 30,
                                           ------------------------- -------------------------
                                               1999         1998         1999         1998
                                           ------------ ------------ ------------ ------------
Operating Revenues:
  Subscription and consulting
    fees.......................                $28,830      $28,238      $57,375      $55,028
  Electronic trading...........                  4,468        4,519        8,904        8,286
  Asset management.............                 10,510        6,270       15,562       11,626
                                           ------------ ------------ ------------ ------------
    Total operating revenues...                 43,808       39,027       81,841       74,940
                                           ------------ ------------ ------------ ------------
Operating Expenses:
  Cost of subscription products                  1,606        2,328        3,905        4,959
  Compensation and benefits....                 21,350       18,998       42,492       35,746
  Occupancy ...................                  1,778        1,884        3,678        3,623
  Other operating expenses.....                  6,202        6,308       11,805       12,650
  Restructuring charges                           --           --          5,561          --
                                           ------------ ------------ ------------ ------------
    Total operating expenses...                 30,936       29,518       67,441       56,978
                                           ------------ ------------ ------------ ------------
Interest Income & Other........                    402          230          755          803
                                           ------------ ------------ ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Minority Interest
  and Income Taxes.............                 13,274        9,739       15,155       18,765
Equity in Net Income and Loss
  of Investees.................                     18         (117)         (94)        (367)
Minority Interest..............                 (3,800)      (1,955)      (4,959)      (3,311)
                                           ------------ ------------ ------------ ------------
Income before Income
  Taxes........................                  9,492        7,667       10,102       15,087
Income Taxes...................                 (3,540)      (2,990)      (3,766)      (5,884)
                                           ------------ ------------ ------------ ------------
Net Income ....................                 $5,952       $4,677       $6,336       $9,203
                                           ============ ============ ============ ============
Net Income  Per Share:
  Basic........................                  $0.42        $0.34        $0.45        $0.67
                                           ============ ============ ============ ============
  Diluted......................                  $0.41        $0.32        $0.43        $0.63
                                           ============ ============ ============ ============
Weighted Average Common and
Common Equivalent Shares:
  Basic........................             14,113,380   13,821,724   14,087,485   13,784,447
                                           ============ ============ ============ ============
  Diluted......................             14,673,167   14,568,491   14,687,742   14,569,809
                                           ============ ============ ============ ============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                    BARRA, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (Unaudited)

                                                          Six Months Ended
                                                            September 30,
                                                   ----------------------------
                                                       1999           1998
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................       $6,336         $9,203
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in net income of investees............           94            367
     Minority interest............................        4,959          3,311
     Depreciation and amortization................        3,901          3,185
     Amortization of computer software............          195            365
     Gains on marketable securities...............          (72)          (250)
     Non-cash restructuring charges...............        1,687          --
     Other........................................          616             87
Changes in:
     Accounts receivable - subscription and other.          425         (4,825)
     Accounts receivable - asset management.......       (2,671)        (4,757)
     Accounts receivable - related parties........         (514)        (1,516)
     Prepaid expenses.............................       (1,053)           183
     Other assets.................................          301            148
     Accounts payable, due to related party
      and accrued expenses........................       (2,563)        (4,549)
     Unearned revenues............................           48          1,322
                                                   -------------  -------------
Net cash provided by operating activities..              11,689          2,274
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................       (4,042)        (4,419)
Short-term investments purchased - net............       (7,719)        (6,773)
Investment in municipal debt securities -
  available for sale..............................          (73)          (126)
Acquisitions - cash paid..........................       (1,053)        (5,356)
Investments in unconsolidated companies...........       --               (622)
                                                   -------------  -------------
Net cash used in investing activities                   (12,887)       (17,296)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority shareholders.................       (2,702)        (2,875)
Proceeds from sale of common stock................        1,726          1,283
Repurchases of common stock.......................       (4,531)         --
                                                   -------------  -------------
Net cash used in financing activities.............       (5,507)        (1,592)
                                                   -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........       (6,705)       (16,614)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       31,343         33,673
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $24,638        $17,059
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense.............................           $0             $8
     Income taxes.................................       $2,237         $5,828

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position of BARRA as of September 30, 1999 and the results of its operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 1999 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in BARRA's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (Form 10-K), but does not include all disclosures required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.


2.       RESTRUCTURING CHARGE

On April 19, 1999, our management announced a restructuring plan to reduce the cost of operating our U.S. fixed income business and focus future development and sales efforts on global and enterprise-wide fixed income products. The restructuring plan discontinued certain U.S. fixed income products and eliminated various sales, client and product support positions in the U.S. Revenues from discontinued products ceased on April 30, 1999. Customers who had prepaid subscriptions for periods after April 30, 1999 received refunds on or before August 31, 1999. Although the decision to discontinue these products was made in April 1999, certain support activities will continue through December 31, 1999. All termination notices and benefits were communicated to the affected employees prior to June 30, 1999. Revenues from discontinued products amounted to approximately $8 million in fiscal 1999 or 5% of our total revenues. Revenues from discontinued products included in the accompanying condensed consolidated statements of income for the three month period ended September 30, 1999 and 1998 amounted to zero and $2.1 million, respectively. Revenues from discontinued products included in the accompanying condensed consolidated statements of income for the six month periods ended September 30, 1999 and 1998 amounted to $.6 million and $4.1 million, respectively.

We recorded two significant charges in connection with the restructuring plan. The first charge of approximately $4 million ($.27 per diluted share) was recorded in the quarter ended March 31, 1999. It consisted of non-cash charges for the write-off of goodwill and capitalized software development costs related to our 1997 acquisition of a company engaged in the development of products for the U.S. fixed income market. The second charge of approximately $5.6 million ($.23 per diluted share) was recorded in the quarter ended June 30, 1999. This charge consisted of: (a) $3.6 million in severance, termination benefits, and wages for less than 50 terminated employees (some of which were retained for various periods up until December 31, 1999 to exclusively support the discontinued products); (b) $1.3 million for non-cancelable services directly related to the discontinued products including certain costs associated with continuing to support the products up until their final termination dates; and (c) $.4 million in excess facilities costs. At September 30, 1999, approximately $1.7 million of the $5.6 million in restructuring charges remained accrued. We expect most of the remaining accrued amounts to be paid out during the next quarter as costs associated with supporting these products will substantially cease on December 31, 1999. Activity in the restructuring accrual for the six months ended September 30, 1999 is summarized as follows (in thousands):

                                           Severance and   Excess       Other
                                           Termination   Facilities  Restructuring   Total
                                           ------------ ------------ ------------ ------------
Balance at March 31, 1999....                       $0           $0           $0           $0
                                           ------------ ------------ ------------ ------------
Restructuring charges........                    3,555          357        1,649        5,561
Cash payments................                   (2,687)        (213)        (974)      (3,874)
                                           ------------ ------------ ------------ ------------
Balance at September 30, 1999                     $868         $144         $675       $1,687
                                           ============ ============ ============ ============


3.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses that have been previously excluded from net income and reflected in equity. A summary of comprehensive income
(loss) follows (in thousands):

                                          Three Months Ended September 30,
                                           -------------------------
                                               1999         1998
                                           ------------ ------------
Net Income ..................                   $5,952       $4,677
Foreign currency translation
  gain (loss)................                      753         (125)
                                           ------------ ------------
Comprehensive income ........                   $6,705       $4,552
                                           ============ ============

                                          Six Months Ended September 30,
                                           -------------------------
                                               1999         1998
                                           ------------ ------------
Net Income ..................                   $6,336       $9,203
Foreign currency translation
  gain ......................                      646          --
                                           ------------ ------------
Comprehensive income ........                   $6,982       $9,203
                                           ============ ============





4.      SEGMENT INFORMATION

In 1999, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. BARRA's chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer and certain other Executive Officers. Effective in the September 1999 quarter, BARRA was reorganized into two business units, BARRA Core and BARRA Ventures. The Core business unit is one segment and the Ventures unit has three segments, Symphony Asset Management, the POSIT Joint Venture and all of the other ventures are aggregated into the third segment.

Our business segments are organized on the basis of differences in our related products and services. The core business is the subscription and consulting segment and consists of developing, marketing and supporting investment analytics software, data products, and related consulting services to portfolio fund managers, pension sponsors and others engaged in the management of financial assets.

BARRA Ventures are investments, joint ventures or significant licensing arrangements that leverage the ideas and intellectual property of the Core business. The POSIT Joint Venture licenses institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment. The Symphony Asset Management venture is a jointly owned subsidiary that provides money management services. All other BARRA ventures are aggregated in this presentation.

Segment income from operations is defined as segment revenues net of segment expenses, restructuring charges, and equity in joint venture gains and losses for the current year. Segment expenses include costs for sales and client support activities, the cost of delivering the product or service including data and data processing costs, and allocated amounts of depreciation and amortization. Segment expenses also include allocated portions of research and development and general and administrative expenses, amortization of acquired intangibles, and interest income for the current year. In periods previous to this year, these items of income and expense were not allocated to segments. For all years presented, segment expenses exclude income taxes.

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

The following tables present information about reported segments for the three and six month periods ended September 30, 1999 and 1998, respectively (in thousands):


For the three months ended September 30, 1999:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                             Subscription
                                 and          POSIT     Symphony Asset                 Total       Consolidated
                             Consulting   Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Subscription revenues.......     $23,078                                                               $23,078
Consulting revenues.........       5,411                                                                 5,411
Venture revenues.............                    4,468        10,240           611        15,319        15,319
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  28,489         4,468        10,240           611        15,319        43,808

Segment expenses............     (25,799)         (671)       (3,311)         (753)       (4,735)      (30,534)
Equity in joint venture
  gains (losses) and minority
  interest...................                       64        (3,800)          (46)       (3,782)       (3,782)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (25,799)         (607)       (7,111)         (799)       (8,517)      (34,316)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income (loss)             $2,690        $3,861        $3,129         ($188)       $6,802        $9,492
                            ============= ============= ============= ============= ============= =============
Depreciation and amortization     $1,782           $40           $55          $129          $224        $2,006




For the three months ended September 30, 1998:

                             ---------------------------------------------------------------------
                              Subscription
                                  and       Electronic       Asset                   Consolidated
                              Consulting      Trading     Management    Unallocated      Total
                             ------------- ------------- ------------- ------------- -------------
Revenues.....................     $28,238        $4,519        $6,270                     $39,027
Segment expenses............      (16,005)         (250)       (2,477)                    (18,732)
Minority interest............                                  (1,955)                     (1,955)
                             ------------- ------------- ------------- ------------- -------------
                                  $12,233        $4,269        $1,838                     $18,340
                             ============= ============= ============= ============= =============
Research and development.....                                                (5,348)       (5,348)
General and administrative...                                                (4,776)       (4,776)
Amortization of intangibles..                                                  (662)         (662)
Interest and other...........                                                   230           230
Equity in joint venture
  losses.....................                                                  (117)         (117)
                             ------------- ------------- ------------- ------------- -------------
Income (loss) before income
  taxes......................     $12,233        $4,269        $1,838      ($10,673)       $7,667
                             ============= ============= ============= ============= =============
Depreciation and amortization        $465           $25           $60          $390          $940

For the six months ended September 30, 1999:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                             Subscription
                                 and          POSIT     Symphony Asset                 Total      Consolidated
                             Consulting   Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Subscription revenues.......     $46,807                                                               $46,807
Consulting revenues.........       9,894                                                                 9,894
Venture revenues.............                    8,904        15,060         1,176        25,140        25,140
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  56,701         8,904        15,060         1,176        25,140        81,841

Segment expenses............     (52,125)       (1,213)       (6,281)       (1,506)       (9,000)      (61,125)
Restructuring charges.......      (5,561)                                                      0        (5,561)
Equity in joint venture
  gains (losses) and minority
  interest...................                       64        (4,959)         (158)       (5,053)       (5,053)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (57,686)       (1,149)      (11,240)       (1,664)      (14,053)      (71,739)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income (loss)              ($985)       $7,755        $3,820         ($488)      $11,087       $10,102
                            ============= ============= ============= ============= ============= =============
Depreciation and amortization     $3,683           $70           $85          $258          $413        $4,096





For the six months ended September 30, 1998:

                             ---------------------------------------------------------------------
                              Subscription
                                  and       Electronic       Asset                   Consolidated
                              Consulting      Trading     Management    Unallocated      Total
                             ------------- ------------- ------------- ------------- -------------
Revenues.....................     $55,028        $8,286       $11,626                     $74,940
Segment expenses............      (30,722)         (515)       (4,961)                    (36,198)
Minority interest............                                  (3,311)                     (3,311)
                             ------------- ------------- ------------- ------------- -------------
                                  $24,306        $7,771        $3,354                     $35,431
                             ============= ============= ============= ============= =============
Research and development.....                                                (9,963)       (9,963)
General and administrative...                                                (9,608)       (9,608)
Amortization of intangibles..                                                (1,209)       (1,209)
Interest and other...........                                                   803           803
Equity in joint venture
  gains (losses).............                                                  (367)         (367)
                             ------------- ------------- ------------- ------------- -------------
Income (loss) before income
  taxes......................     $24,306        $7,771        $3,354      ($20,344)      $15,087
                             ============= ============= ============= ============= =============
Depreciation and amortization      $1,256           $50          $110          $765        $2,181



5.      PER SHARE DATA

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

Year 2000 Update

Our Y2K Project (as described below) is substantially complete. Nonetheless, we continue to address the potential effects of the Y2K problem on our products and services, as well as on our vendor-supplied internal hardware and software systems. The following terms are important to this discussion about our Y2K efforts:

       "BARRA Products" refers to our Investment Analytics and Data Products software applications that allow users to access our risk, valuation and other proprietary models and databases. The term "BARRA Products" does not include our proprietary data update processes, third party technology, joint venture technology or data embedded in BARRA Products.

       "BARRA Services" refers to the Investment Consulting, Strategic Consulting and Corporate Consulting services offered by our parent and several wholly-owned subsidiaries as well as the asset management services provided through our wholly-owned subsidiaries other than Symphony Asset Management, Inc. (Symphony Inc.). The term "BARRA Services" does not include asset management and other services provided by various partnerships or joint ventures in which we participate but are not the principal operator, such as POSIT, Symphony Inc. and Symphony Asset Management, LLC (together with Symphony Inc., referred to as Symphony).

       "DUPs" refer to our internal proprietary systems that update the data processed through most BARRA Products and some
BARRA Services.

       "Y2K compliant" means that a product or system has file structures and naming conventions that accommodate a date transition to the next century without performance interruption.

As described in our prior SEC filings, our Y2K project plan (the "Y2K Project") had two objectives: (1) testing substantially all BARRA Products and BARRA Services that we anticipate selling and supporting as of January 1, 2000 for Y2K compliance by March 31, 1999; and (2) testing our other systems for Y2K compliance by September 30, 1999.

The scope of the Y2K Project covers BARRA Products, DUPs, BARRA Services, third party and joint venture products, and other systems (e.g. hardware, software, embedded systems, and other products supporting our infrastructure). The table below describes the seven phases of the Y2K Project as it relates to those BARRA Products, DUPs and BARRA Services that we anticipate selling and supporting as of January 1, 2000. The percentages and target deadlines are based on estimates at November 10, 1999 of the total number of labor hours, including internal and outside personnel, required for each phase:

                                                    Status as of November 10, 1999:  Approximate
Phase        Objective                              Percentage Complete
------------ -------------------------------------- ------------------------------------------------
Awareness    Make each department aware of the Y2K  100% Complete for BARRA Products, DUPs and
             problem, and convey management's       BARRA Services.
             commitment to BARRA's Y2K compliance
             efforts to all departments.

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

Solution     Plan the activities, develop the       100% Complete for BARRA Products, DUPs and
Design and   schedule, and estimate the costs of    BARRA Services.
Planning     Y2K modifications.  In addition,
             establish basic management and
             development processes, along with
             general standards and verification
             techniques applicable to the Y2K
             compliance tasks.

Development  Execute the plans developed to         100% Complete for BARRA Products and BARRA
and          achieve Y2K compliance.                Services.
Modification                                        99% Complete for DUPs

Testing      Test and verify Y2K compliance.        100% Complete for BARRA Products and BARRA
                                                    Services.
                                                    99% Complete for DUPs


Distribution Deliver Y2K compliant BARRA Products   100% Complete for BARRA Products and BARRA
             and BARRA Services to clients.         Services.
                                                    DUPs:  phase not applicable to DUPs



Only the DUPs for one product that accounted for less than 1% of our total revenues at September 30, 1999 has yet to complete the Development and Modification and Testing phases. We expect to complete these phases for this product by mid December 1999.

As previously reported, in March 1999 we increased our internal staffing on the remaining DUP project phases and decreased our reliance on, and augmented the efforts of, outside contractors. Substantially all of our increased staffing comes from our research and data management groups. To the extent individuals within these groups continue to dedicate their time to the Y2K Project, we will continue to experience general delays in our efforts to develop enhancements to BARRA Products, as well as in our research efforts supporting our next generation of products.

We have delivered Y2K compliant versions of BARRA Products that we anticipate selling and supporting as of January 1, 2000 to our clients via regular maintenance services. Decisions to discontinue other BARRA Products before the Year 2000 have been made in the ordinary course of business and were not based solely on Y2K issues. Except for the single country fixed income products that BARRA previously announced will be discontinued during 1999, discontinued BARRA Products will continue to be replaced with more advanced software applications that are Y2K compliant prior to the Year 2000.

As previously reported, we delivered questionnaires to substantially all of our vendors that currently provide data for BARRA Products, DUPs, and BARRA Services in order to assess their Y2K compliance efforts and our related exposure. Substantially all of these vendors responded to our questionnaires by July 31, 1999. However, our Y2K inquiries will continue indefinitely to the extent that our vendors develop new, enhanced or modified products or that we enter into new data contracts throughout 1999. Most responses to date indicate that the data, and the vendors' internal processes for generating, updating and delivering the data, are currently Y2K compliant, or will be before the Year 2000. In the occasional circumstance in which a vendor's response indicated that its data is not currently delivered in a Y2K compliant format, we typically requested test data be provided when it is rendered Y2K compliant. We also successfully ran internal tests on some of the more critical vendor data using test data either provided by the vendors or created in-house. In addition, we have indirectly tested substantially all of the vendors' data as part of our general Y2K testing of BARRA Products, DUPs, and BARRA Services. There can be no assurance, however, that the data vendors responding to our questionnaires have accurately evaluated their own Y2K readiness.

Because generally no single client of BARRA Products or BARRA Services has accounted for more than 2% of our total revenues during 1999, we reviewed the Y2K compliance of only our thirty largest clients. More than two-thirds of these clients had responded to questionnaires as of September 30, 1999, and all such responses indicate that their systems are currently Y2K compliant, or will be prior to the Year 2000. We also reviewed the websites of the clients not responding to our questionnaires, and such websites similarly indicated that their systems are currently Y2K compliant or will be prior to the Year 2000.

The Y2K Project includes some review of POSIT and Symphony. Because we are not the principal operator of Symphony or POSIT, we are only indirectly involved in reviewing these businesses for Y2K compliance. Based on information available to us as of October 31, 1999, the first six phases described in the table above have been completed for the products and services offered by these businesses. The distribution phase is inapplicable to the products and services of these businesses. Our Y2K Project does not cover either the Y2K readiness of other systems applicable to POSIT or Symphony (i.e. other than their products and services) nor the Y2K readiness of our business partners in these ventures. In addition, our Y2K Project does not cover the businesses of other various partnerships and joint ventures in which we participate but are not the principal operator.

Beyond our products and services, our Y2K Project also covers our other systems supporting our infrastructure. These other areas include 1) internal hardware (such as computer equipment and phone systems), 2) software (such as operating systems, software supporting our products and services, software for our payroll, accounting and other support systems) and 3) other systems, including non-information technology (such as our security system, building equipment, power utilities and embedded microcontrollers). We remain substantially dependent on outside vendors in these areas, and we do not independently verify the Y2K readiness of these vendor-supplied products or services. We have made various inquiries (including written or verbal inquiries, or review of website information) of substantially all of our existing vendors whose products or services support such systems in order to assess their Y2K compliance efforts and our related exposure. Most information received in response to such inquiries indicates that the system is currently delivered in a Y2K compliant format, or will be prior to the Year 2000. We have completed assessment and remediation of any material Y2K compliance problems discovered by us to date. However, our Y2K efforts will continue indefinitely to the extent that we acquire new components for, or make modifications or improvements to, our existing internal systems. In addition, there can be no assurance that the vendors providing information have accurately evaluated their own Y2K readiness. We expect to replace any components that are not identified as Y2K compliant with compliant versions from either the same or alternate vendors.

We estimate the total direct cost of the Y2K Project will be approximately $11.0 million, which includes fees paid to outside solution providers, the costs of repairing or replacing hardware and the direct costs associated with our internal labor expenses.

The total amount we have incurred on the Y2K Project through September 30, 1999 was approximately $7.9 million, of which approximately $3.85 million are costs associated with outside contractors. The total amount we spent on the Y2K Project for the quarter ending September 30, 1999 was approximately $2.3 million, of which approximately $950,000 were costs associated with outside contractors and another $350,000 related to special additional internal costs. We anticipate that costs for outside contractors and other special additional internal costs for the quarters ending December 31, 1999 and March 31, 2000 will be approximately $900,000 and $400,000, respectively. The costs incurred during the first calendar quarter of the Year 2000 are expected to primarily relate to our contingency plans (discussed below), including running and stabilizing our DUPs. Of the total amount expended on the Y2K Project through September 30, 1999, approximately $3.9 million related to internal labor expenses (including approximately $700,000 of special incentive compensation related directly to Y2K efforts), of which approximately $1.3 million was incurred during the quarter ending September 30, 1999. We have spent a total of approximately $150,000 to repair or replace hardware solely for Y2K compliance reasons through September 30, 1999.

We estimate the future cost of completing the Y2K Project to be approximately $3.1 million, of which approximately $1.0 million relates to outside contractors, approximately $1.8 million relates to internal labor expenses and approximately $340,000 relates to the cost of repairing or replacing hardware. We expect that the bulk of these costs will be incurred in the quarter ending December 31, 1999. The remainder of the costs, relating to our contingency plans, will occur in the quarter ending March 31, 2000. Internal labor costs include the salaries and special incentive bonuses of those employees other than senior management who spend a portion of their time on the Y2K Project.

The above amounts include our costs for reviewing the Y2K compliance of Symphony and POSIT. These amounts exclude, however, our potential share of other costs incurred by those and other various partnerships and joint ventures in which we participate but are not the principal operator. We expense costs of the Y2K Project during the period in which they are incurred. Funds for the Y2K Project are provided from our available cash resources, including cash provided from operations and short-term investments. We do not expect funds needed to complete the Y2K Project to exceed such available cash resources.

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

As is the case with other similarly situated software companies, if our current or future clients fail to achieve Y2K compliance or if they divert technology expenditures (especially technology expenditures that were reserved for BARRA Products or BARRA Services) to address Y2K compliance problems, our business, financial condition or results of operations could be adversely affected. We also face the risk of declining sales in calendar 1999 caused by buyers of our products and services deferring investments in our software products due to concerns regarding Year 2000. Because Year 2000 related impacts on client purchasing decisions are unprecedented, our ability to forecast the impact of the Year 2000 issue on our quarter-to-quarter revenues is limited. For example, the slowdown in product sales due to Y2K concerns for the quarter ended September 30, 1999 was less material than we had earlier predicted. We continue, however, to expect sales of new products to slow during the last quarter of calendar 1999.

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

We continue developing contingency plans to deal with Y2K problems that arise despite our compliance efforts. In particular, we have deployed a contingency plan that seeks to mitigate the impact on our clients of certain limited disruptions of our normal DUP environment, such as might be occasioned by Y2K problems. The contingencies provided for by this plan are:

       A single major data vendor is off-line for two months;

       A local temporary failure by a utility company occurs.

The contingency plan involves our receipt of certain key data items from two sources in order to avoid disruption in the event a single source experiences Y2K disruptions. The computer systems implementing this contingency plan have been deployed in our Berkeley office and our London office to reduce the risks of local utility failure. Depending on the nature of the failure, our products and services may be negatively impacted despite this contingency plan. In particular, there can be no assurance that all data required to sustain a minimal level of client service will actually be available and no assurance that, even if the data is available, clients will find our sustainable level of service adequate to their needs. In addition, this contingency plan does not address the failure by multiple major data suppliers, a permanent failure by a single data provider or systemic failure of the power or telephone systems.

With regard to other contingency plans, we have implemented a preparedness plan under which key personnel will be placed on standby from late December 1999 through the beginning months of the calendar year 2000 to address any Y2K issues that may arise. This will include personnel from our sales and client support, facilities, software engineering, information services and data management functions. We also expect to have the ability to cover the critical business functions of a BARRA office experiencing Y2K-related failures in at least one other BARRA office. In addition, in the event that automated financial data updates (such as price quotes) or computerized trade executions used by Symphony or our Asset Management Group fail because of Y2K non-compliance, we may obtain the updates manually or execute trades over the telephone, to the extent practical. In the event that vendors' products and services supporting our infrastructure are not Y2K compliant, we intend to replace them through upgrades or replacements. There is no assurance, however, that any potential replacements of vendors supporting these other systems will be available, that their products and services will be Y2K compliant or that we will be able to quickly incorporate such products and services into our own businesses.

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

This discussion of our Y2K efforts, including but not limited to cost estimates, the timing of costs and estimates about the Y2K Project phases (including completion percentages and target deadlines within each phase) derive from management estimates that are based on numerous assumptions of future events. These estimates are subject to uncertainties that could cause actual results to materially differ. There can be no guarantee that any such estimates will be achieved. There can also be no guarantee against delays in, or increased costs associated with, the implementation of the Y2K Project. Factors that could influence such estimates or cause them to differ from actual results include, but are not limited to: 1) our success and timeliness in identifying all relevant software code, data and other affected product/service features and functions, 2) the nature, amount and adequacy of programming and research required to accommodate the Year 2000 date change, 3) timely responses to and corrections by third parties, 4) the ability to implement interfaces between any new systems and those systems not being replaced, 5) the rate and magnitude of labor and consulting costs associated with the Y2K Project, 6) the availability and cost of personnel for the Y2K Project and other resources, and 7) the success and timeliness of our vendors, clients and other third parties with whom we have business relationships in addressing the Y2K problem.

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

The following table presents a summary of revenue by geographic region for the three months ended September 30, 1999 and 1998 (in thousands):

                                         1999                          1998
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
North America:
United States............       $30,421             69%       $25,968             67%
Other....................           735              2            763              2
                          -------------- -------------- -------------- --------------
Total North America......        31,156             71         26,731             69
                          ============== ============== ============== ==============

Europe:
United Kingdom...........         4,910             11          4,990             13
France...................         1,219              3          1,194              3
Germany..................         1,346              3          1,311              3
Other....................           304              1            206              1
                          -------------- -------------- -------------- --------------
Total Europe.............         7,779             18          7,701             20
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         3,305              8          2,755              7
Other....................         1,568              3          1,840              4
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         4,873             11          4,595             11
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $43,808            100%       $39,027            100%
                          ============== ============== ============== ==============

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

For the three month period ended September 30, 1999, when compared to the same period a year ago, the U.S. dollar strengthened against the pound and Euro and significantly weakened against the yen - all of which had the net effect of increasing net revenues and net income by approximately $325,000 and $75,000, respectively, compared to exchange rates in effect for the three month period ended September 30, 1998.

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


B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of our consolidated financial condition result from a comparison of BARRA's balance sheet at September 30, 1999 (unaudited) to the balance sheet at March 31, 1999.

Financial Condition
Total assets increased $5,796,000 or 4%.

Total current assets increased $4,972,000 or 5%. This net increase was primarily due to increases in accounts receivable for asset management fees reflecting an increase in related revenues. (Refer to the accompanying unaudited condensed consolidated statement of cash flows for more information on cash flows.)

Premises and equipment, net, decreased $82,000. This net decrease reflects capital expenditures of $2,771,000 reduced by depreciation and other adjustments of $2,853,000. In addition, approximately $4,334,000 in fully depreciated assets were also written-off during the quarter in connection with the Company's implementation of a new fixed asset system.

Computer software increased $1,076,000 due to the purchase of a new accounting and human resources system expected to be fully implemented by January 2000.

Total current liabilities decreased $828,000 or 2%. This net decrease primarily reflects lower accrued compensation as a result of the payment of annual bonuses to employees in May 1999 and lower accounts payable offset by increases in accrued expenses associated with the restructuring plan announced in April 1999 and an increase in accrued income taxes.

Minority interest in equity of subsidiary represents minority equity interests in the net assets of Symphony LLC.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and investment in municipal debt securities available-for-sale totaled
$56,229,000 at September 30, 1999.

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

Principal Financial Commitments. Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities, possible future royalties payable to Redpoint shareholders, possible future consideration for the acquisition of Bond Express, and severance and other related compensation associated with the restructuring plan announced in April 1999. Our Board of Directors has also authorized the repurchase of up to $10,000,000 of our common stock and has authorized up to $17 million in funds as "seed" investments for new asset management products developed by Symphony or our Asset Services Group. Approximately $2.0 million of that amount has not yet been disbursed.










































C.  RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income for the three and six month periods ended September 30, 1999 and September 30, 1998.

Net Income. Net income for the three month period ended September 30, 1999 was $5,952,000 or $0.41 per share (diluted) compared to net income of $4,677,000 or $0.32 per share (diluted) for the same quarter a year ago. Net income for the six month period ended September 30, 1999 was $6,336,000 or $0.43 per share (diluted) compared to net income of $9,203,000 or $0.63 per share (diluted) for the same period a year ago. Results for the six month period ended September 30, 1999 included restructuring charges of $5,561,000 ($.24 per diluted share).

Operating Revenues. Total operating revenues for the three and six month periods ended September 30, 1999 increased $4,781,000 or 12% and $6,901,000 or 9%, respectively, compared to the same periods a year ago.

Subscription and Consulting fees consist of annual subscription fees for our software and investment data products, revenues from other sources related to the institutional analytics business and consulting services to pension plan sponsors and investment managers. A summary of the components and related changes is as follows (amounts in $000's):

                             Three Months Ended         Six Months Ended
                                September 30,             September 30,
                          -------------------------- --------------------------
                            1999     1998   %Change    1999     1998   %Change
                          -------- -------- -------- -------- -------- --------
Analytics subscriptions-
  continuing products.... $22,566  $19,855       14  $43,878  $39,128       12
Analytics subscriptions-
  discontinued fixed
  products...............     --     2,137      --       595    4,118      (86)
Other analytics related..   1,123    1,912      (41)   3,510    3,527      --
Consulting...............   5,141    4,334       19    9,392    8,255       14
                          -------- -------- -------- -------- -------- --------
TOTAL.................... $28,830  $28,238        2  $57,375  $55,028        4
                          ======== ======== ======== ======== ======== ========

Analytics Subscriptions are for our software and related updates. We generally bill and collect fees on an annual basis, but recognize the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients (including subscriptions from enterprise risk management systems), increasing revenues from existing customers through the introduction of new products and services, and acquisitions.

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

Revenues from discontinued fixed income products for the six months ended September 30, 1999 only represent amounts earned on these products during April 1999. As part of the restructuring, we agreed to provide license and support services without charge from May 1, 1999 until the product termination dates. The termination dates range from October to December 1999.

Other Analytics Related revenues associated with other institutional analytics business sources include consulting fees associated with enterprise risk system installations, timesharing revenues, seminar revenues and other recurring fees. The net decrease in these revenues for both periods reflects significant growth in consulting fees from enterprise wide risk installations offset by lower seminar and timeshare fees. Fluctuations in non-consulting revenue sources result primarily from the number and timing of seminars and the amount of timesharing billed to clients. Our Enterprise Risk Management services generally involve the sale of software and services including a one-time license fee, recurring subscription, maintenance and support fees, as well as consulting services related to implementation and software modification. Revenues from licenses, subscriptions and maintenance are included in subscription revenues. Enterprise Risk Management revenues are subject to significant volatility as a result of the uneven nature in which the various elements of the services are earned and recognized for reporting purposes.

Consulting Fees consist of services delivered by our Investment Consulting and Strategic Consulting business groups. Revenues from consulting services increased over the same three and six month periods a year ago as a result of significant increases in project revenue from the Strategic Consulting group offset by more modest growth in investment consulting.

Electronic Trading revenues consist of fees from licenses of the Portfolio System for Institutional Trading (POSIT), which decreased $51,000 or 1% compared to the same quarter a year ago and increased $629,000 or 8% compared to the same six month period a year ago. Our revenues from POSIT are derived from commissions generated by the trading volume of the various licensees. POSIT revenue fluctuations reflect changes in trading volumes as compared to the same periods a year ago and new license fees from EuroPOSIT, the joint venture established to operate the POSIT system in European equity markets.

Asset Management revenues increased $4,240,000 or 68% compared to the same quarter a year ago and increased $3,936,000 or 34% compared to the same six month period a year ago. Asset management revenues consist of fees generated from active management of investor accounts by Symphony and fees earned by our Asset
Services Group from management of customized multi-manager programs.

Symphony's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. Symphony's total revenues for the three and six month periods ended September 30, 1999 were $10,241,000 and $15,060,000, respectively, compared to $6,005,000 and $10,888,000, respectively, for the same periods a year ago. These increases in total revenues were the result of increases in both base and performance fees due to growth in assets under management and improved performance returns in some of Symphony's largest funds compared to the prior year. As of September 30 1999, Symphony had approximately $3.2 billion under direct management. Of the funds under direct management, approximately $2.2 billion are managed under agreements that provide for performance fees in addition to a base management fee.

Base fees for assets under management for the three and six month periods ended September 30, 1999 were $3,783,000 and $7,945,000, respectively, compared to $3,690,000 and $7,189,000 for the same periods a year ago. Base fees for the three and six month periods ended September 30, 1999 were negatively impacted by a contract renegotiation on one investor account agreement which resulted in a change to the mix of base and performance fees earned. This negotiation was finalized in the September 30, 1999 quarter and resulted in a reclassification of base fees to performance fees in the current quarter.

Performance fees included in total revenues were $6,458,000 and $7,115,000, respectively, for the three and six months ended September 30, 1999 compared to $2,315,000 and $3,699,000 for the same periods a year ago. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of each year of the contract. Symphony's performance fees for the September 1999 quarter were for accounts representing approximately 27% of the current total of assets subject to performance fees compared to approximately 23% for the same quarter in the prior year. The increase in performance fee revenue for the September 1999 quarter over the same period a year ago was the result of an increase in the value of investor account anniversaries and an increase in the net returns for those investor accounts compared to the same period a year ago. Assets under management subject to performance fees have increased approximately $500 million or 30% from September 30, 1998. The pattern of anniversaries can change from quarter to quarter because of the addition, termination or renegotiation of account agreements. There is also no assurance that the investment performance will continue at historical levels. It is presently estimated that approximately 50% and 2% of the performance-based funds under management will have performance fee determination dates in the quarters ended December 31, 1999 and March 31, 2000, respectively.

Symphony's future revenues will depend on levels of assets under management, the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

Operating Expenses. For the quarter ended September 30, 1999 compared to the same quarter a year ago, total operating expenses increased $1,418,000 or 5%. For the six months ended September 30, 1999 compared to the same period a year ago, total operating expenses, including restructuring charges, increased $10,463,000 or 18%. Excluding restructuring charges, operating expenses increased $4,902,000 or 9%.

Cost of Subscription Products consists of computer access and communication charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense decreased $722,000 or 31% compared to the same quarter a year ago and decreased $1,054,000 or 21% compared to the same six month period a year ago. These decreases are primarily the result of lower seminar, computer access and data costs. Seminar costs decreased as a result of fewer seminar events and the timing of certain major annual research seminars. Lower contract costs for certain outside computer facilities and the write-off of certain communication and data costs attributable to the discontinued fixed income products account for the decrease in computer access and data costs.

Compensation and Benefits increased $2,352,000 or 12% compared to the same quarter a year ago and $6,746,000 or 19% compared to the same six month period a year ago. The increase from the same periods a year ago are primarily the result of: (a) annual salary adjustments that take effect on July 1 each fiscal year; (b) increases in incentive compensation including the effect of changes in the pattern of accrual during each year; (c) an increase in total average headcount; (d) increases in consultant costs associated with Year 2000 and other projects; (e) increases in other related employee benefit costs associated with more employees; and (f) general cost increases.

External and other incremental costs associated with the Y2K Project and included in compensation and benefits were $1.3 million and $2.6 million for the three and six month periods ended September 30, 1999 compared to $205,000 and $395,000, respectively, for the same periods a year ago. Y2K Project costs for the current quarter consisted of external costs for contractors of $962,000 and special incentive compensation of $350,000. Costs associated with the Y2K Project are expected to be approximately $.9 million for the three month period ended December 31, 1999 after which such costs are expected to decline significantly. (Refer to "Year 2000 Update" in Part I, Item 2, Management's Discussion and Analysis.)

Occupancy Expense decreased $106,000 or 6% compared to the same quarter a year ago and increased $55,000 or 2% compared to the same six month period a year ago. The decrease in the current quarter is attributable to excess facilities costs being charged to the restructuring accrual.

Other Operating Expenses decreased $106,000 or 17% compared to the same quarter a year ago and decreased $845,000 or 7% compared to the same six month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data and other expenses related to asset management operations, marketing, advertising, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. Other operating expenses decreased from the same periods a year ago as a result of: (a) lower printing, postage and other general office expenses due to both a reduction in publishing costs for certain products as well as the timing of various product releases; (b) lower data costs associated with asset management operations; (c) lower foreign currency translation losses; and (d) lower professional service fees.

Restructuring Charge - Refer to Note 2 in the accompanying notes to the condensed consolidated financial statements for more information on the restructuring charges.

Interest income and other increased $172,000 or 75% compared to the same quarter a year ago and decreased $48,000 or 6% compared to the same six month period a year ago. Fluctuations in both periods are the result of higher or lower unrealized gains on short-term investments which result from the performance of our investment portfolio.

Equity in net income (loss) of investees represents gains (losses) from our equity investments in Data Downlink Corporation and Risk
Reporting Limited.

Minority Interest primarily represents the share of profits from Symphony Asset Management LLC that is due to the minority shareholders.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this Form 10-Q contain several forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, designed, future, forecast, perceive, possible, potential, target, will, may, scheduled, would, could, should, forward, assure and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, events or results. From time to time we may also provide oral or written forward-looking statements in other materials that we release to the public.

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds. These investments totaled approximately $32.6 million at September 30, 1999 with an average interest rate of 5.2%. At September 30, 1999, the portfolio also had approximately $6.6 million of short-term, high credit quality municipal debt securities with an average taxable equivalent interest rate of 6.7%. The short-term money market funds and the municipal debt securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.

From time to time, we provide the initial invested funds for the startup of new investment products offered by Symphony and our Asset Services Group. In these cases the primary considerations are related to supporting a new business rather than making investments that fall under the guidelines of our investment policy.

Our investments in market-neutral programs, which amounted to approximately $17.0 million at September 30, 1999, are non-interest bearing and consist principally of long and short positions placed directly (in the case of funds managed by Symphony) or indirectly (in the case of funds managed by our Asset Services Group) through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. In both cases the managers may use derivative financial instruments in connection with hedging activities. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management and our Board of Directors.

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

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The capitalization of BARRA Japan includes approximately $4.0 million invested in a yen-denominated investments.

























PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

All information required by this item was reported under the heading "Legal Proceedings" in our March 31, 1999 Form 10-K.
There have been no other material developments in our legal proceedings since the date of our Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

All information required by this item has been previously reported under Part II, Item 2 in our June 30, 1999 Form 10-Q. There were no other matters submitted for a stockholder vote since the date of the Form 10-Q.

ITEM 5.  OTHER INFORMATION.

On August 27, 1999, we repurchased in two transactions 113,500 shares of our own Common Stock for an aggregate price of $2,298,375 and 100,000 shares of our Common Stock at an aggregate price of $2,025,000.

On September 8, 1999, we repurchased in a private transaction from the Rudd Family Trust 10,000 shares of our Common Stock for an aggregate price of $208,125. Andrew Rudd, the Chairman of our Board of Directors and a principal stockholder of BARRA, is (along with his wife, Virginia Rudd) a beneficiary and trustee of the Rudd Family Trust.

At its October 28, 1999 quarterly meeting, our Board of Directors authorized our officers to use up to $10,000,000 (including all previously authorized but unused amounts) to repurchase additional shares of our Common Stock on The Nasdaq Stock Market.
























ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  the following exhibits are required by Item 601 of the Regulation
S-K:

Exhibit
Number                  Exhibit Description
------                   -------------------

10.22                   Amendment No. 3 to BARRA Stock
                        Option Plan dated August 5,
                        1999 (incorporated by reference
                        to Exhibit No. 4.4 to our
                        registration statement on Form
                        S-8 filed August 6, 1999
                        (File No. 333-35379)





27.1                    Financial Data Schedule
                        (electronic filing only)

(b)  Reports on Form 8-K:

On August 3, 1999, we filed a Current Report on Form 8-K dated
August 2, 1999 containing our press release announcing the appointment of Kamal Duggirala as our Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BARRA, Inc.
        (Registrant)


Date:  November 11, 1999                     /s/ Kamal Duggirala
                                             Kamal Duggirala, Chief
                                             Executive Officer


Date:  November 11, 1999                     /s/ James D. Kirsner
                                             James D. Kirsner, Chief
                                             Financial Officer

EXHIBIT INDEX


Exhibit
Number                  Exhibit Description

10.22                   Amendment No. 3 to BARRA Stock
                        Option Plan dated August 5,
                        1999 (incorporated by reference
                        to Exhibit No. 4.4 to our
                        registration statement on Form
                        S-8 filed August 6, 1999
                        (File No. 333-35379)

27.1                    Financial Data Schedule
                        (electronic filing only)