Form 10-Q
period 1999-12-31
BARRA INC /CA
filed 2000-02-14
CIK 878483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999

                                       or

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of December 31, 1999 was 14,012,852.

                                       INDEX



PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of December 31, 1999 (unaudited) and as of March 31, 1999

          Unaudited Condensed Consolidated Statements of Income for the Three and Nine Month Periods Ended December 31, 1999 and 1998


          Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Month Periods Ended December 31, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Item 3    Quantitative and Qualitative Disclosures About Market Risk



PART II   OTHER INFORMATION

Item 1    Legal Proceedings

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

                                    PART I
ITEM 1.   FINANCIAL STATEMENTS.
                          BARRA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
             AS OF DECEMBER 31, 1999 (UNAUDITED) AND MARCH 31, 1999
             (In thousands except for share and per share amounts)

                                                     December 31,    March 31,
                                                        1999           1999
                                                    -------------  -------------
                            ASSETS
Current assets:
  Cash and cash equivalents........................      $30,000        $31,343
  Short-term investments...........................       24,460         17,229
  Marketable securities - available for sale.......        9,351          6,498
  Accounts receivable:
    Subscription and other (Less allowance for
     doubtful accounts of $772 and $526)...........       17,708         20,774
    Asset Management...............................       28,383          9,059
    Related parties................................        5,403          4,326
  Prepaid expenses.................................        2,276          2,361
                                                    -------------  -------------
    Total current assets...........................      117,581         91,590
                                                    -------------  -------------
Investments in unconsolidated companies............        1,775          2,602
Premises and equipment:
  Computer and office equipment....................       20,218         21,272
  Furniture and fixtures...........................        6,014          5,872
  Leasehold improvements...........................        8,743          8,647
                                                    -------------  -------------
    Total premises and equipment...................       34,975         35,791
Less accumulated depreciation and amortization.....      (17,082)       (17,312)
                                                    -------------  -------------
                                                          17,893         18,479
Deferred tax assets................................        3,036          3,036
Computer software (less accumulated amortization
  of $1,300 and $1,015)............................        2,180            958
Other assets.......................................          934          1,188
Goodwill and other intangibles (less accumulated
  amortization of $6,686 and $4,691)...............       24,851         25,236
                                                    -------------  -------------
Total..............................................     $168,250       $143,089
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................       $1,319         $2,288
  Due to related party.............................         --              200
  Accrued expenses payable:
    Accrued compensation...........................       12,091         10,770
    Accrued corporate income taxes.................        9,839          5,544
    Accrued restructuring charges..................          748           --
    Other accrued expenses.........................       10,419          9,026
  Unearned revenues................................       23,477         23,790
                                                    -------------  -------------
    Total current liabilities......................       57,893         51,618
                                                    -------------  -------------
Deferred tax liabilities...........................        1,638          1,398
Minority interest in equity of subsidiary..........        9,163          1,868
STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 13,904,606 and 14,012,852
   shares issued and outstanding...................            1              1
  Additional paid-in capital.......................       23,842         31,764
  Retained earnings................................       73,563         56,885
  Accumulated other comprehensive income (loss):
    Unrealized gain on securities available-for-
      sale.........................................        1,948           --
    Foreign currency translation gain (loss).......          202           (445)
                                                    -------------  -------------
    Total stockholders' equity.....................       99,556         88,205
                                                    -------------  -------------
Total..............................................     $168,250       $143,089
                                                    =============  =============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                         BARRA INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998
             (In thousands except for share and per share amounts)
                                  (Unaudited)

                                              Three Months Ended        Nine Months Ended
                                                  December 31,              December 31,
                                           ------------------------- -------------------------
                                               1999          1998        1999          1998
                                           ------------ ------------ ------------ ------------
Operating Revenues:
  Subscription and consulting
    fees.......................                $30,404      $28,787      $87,779      $83,815
  Electronic trading...........                  4,821        3,906       13,725       12,192
  Asset management.............                 24,952        9,865       40,514       21,490
                                           ------------ ------------ ------------ ------------
    Total operating revenues...                 60,177       42,558      142,018      117,497
                                           ------------ ------------ ------------ ------------
Operating Expenses:
  Cost of subscription products                  2,343        2,197        6,248        7,156
  Compensation and benefits....                 23,995       20,603       66,487       56,349
  Occupancy ...................                  1,791        1,893        5,469        5,516
  Other operating expenses.....                  7,115        7,490       18,920       20,140
  Restructuring charges                           --           --          5,561         --
                                           ------------ ------------ ------------ ------------
    Total operating expenses...                 35,244       32,183      102,685       89,161
                                           ------------ ------------ ------------ ------------
Interest Income & Other........                    340          308        1,095        1,111
                                           ------------ ------------ ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Minority Interest
  and Income Taxes.............                 25,273       10,683       40,428       29,447
Equity in Net Income and Loss
  of Investees.................                     21           28          (73)        (339)
Minority Interest..............                 (8,878)      (3,256)     (13,837)      (6,567)
                                           ------------ ------------ ------------ ------------
Income before Income
  Taxes........................                 16,416        7,455       26,518       22,541
Income Taxes...................                 (6,074)      (2,908)      (9,840)      (8,792)
                                           ------------ ------------ ------------ ------------
Net Income ....................                $10,342       $4,547      $16,678      $13,749
                                           ============ ============ ============ ============
Net Income Per Share:
  Basic........................                  $0.74        $0.33        $1.19        $0.99
                                           ============ ============ ============ ============
  Diluted......................                  $0.71        $0.31        $1.14        $0.94
                                           ============ ============ ============ ============
Weighted Average Common and
Common Equivalent Shares:
  Basic........................             13,984,222   13,929,488   14,053,707   13,830,675
                                           ============ ============ ============ ============
  Diluted......................             14,554,470   14,644,804   14,644,901   14,592,137
                                           ============ ============ ============ ============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                          BARRA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (In thousands)
                                  (Unaudited)

                                                          Nine Months Ended
                                                            December 31,
                                                   ----------------------------
                                                       1999           1998
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................      $16,678        $13,748
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in net income of investees...                    73            339
     Minority interest............................       13,837          6,567
     Depreciation and amortization................        5,772          4,914
     Amortization of computer software............          358            584
     Gains on marketable securities...............          (72)          (398)
     Non-cash restructuring charges...............          748          --
     Other........................................          667            747
Changes in:
     Accounts receivable - subscription and other.        3,066         (5,503)
     Accounts receivable - asset management.......      (19,324)        (9,317)
     Accounts receivable - related parties........       (1,077)          (248)
     Prepaid expenses.............................           85         (1,052)
     Other assets.................................          254            434
     Accounts payable, due to related party
      and accrued expenses........................        5,840         (1,223)
     Unearned revenues............................         (313)           840
                                                   -------------  -------------
Net cash provided by operating activities..              26,592         10,432
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................       (5,108)        (6,443)
Short-term investments purchased - net............       (7,159)        (7,973)
Purchase of investments in marketable securities -
  available for sale..............................         (151)          (182)
Acquisitions - cash paid..........................       (1,053)        (5,356)
Investments in unconsolidated companies...........       --               (622)
                                                   -------------  -------------
Net cash used in investing activities                   (13,471)       (20,576)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments to minority shareholders............       (6,542)        (4,742)
Proceeds from sale of common stock................        2,862          2,596
Repurchases of common stock.......................      (10,784)          (526)
                                                   -------------  -------------
Net cash used in financing activities.............      (14,464)        (2,672)
                                                   -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........       (1,343)       (12,816)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       31,343         33,673
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $30,000        $20,857
                                                   =============  =============

SUPPLEMENTAL INFORMATION ABOUT NON-CASH INVESTING
  ACTIVITIES:
Unrealized gain on exchange of Quote.com, Inc for
  Lycos, Inc. stock - Note 6......................       $1,948             $0

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense.............................           $0            $13
     Income taxes.................................       $5,545         $7,029

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

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of December 31, 1999 and the results of our operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 1999 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (Form 10-K), but does not include all disclosures required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.


2.       RESTRUCTURING CHARGE

On April 19, 1999, our management announced a restructuring plan to reduce the cost of operating our U.S. fixed income business and focus future development and sales efforts on global and enterprise-wide fixed income products. The restructuring plan discontinued certain U.S. fixed income products and eliminated various sales, client and product support positions in the U.S. Revenues from discontinued products ceased on April 30, 1999. Customers who had prepaid subscriptions for periods after April 30, 1999 received refunds on or before August 31, 1999. Although the decision to discontinue these products was made in April 1999, certain support activities continued through December 31, 1999. All termination notices and benefits were communicated to the affected employees prior to June 30, 1999. Revenues from discontinued products amounted to approximately $8 million in fiscal 1999 or 5% of our total revenues. Revenues from discontinued products included in the accompanying condensed consolidated statements of income for the three month period ended December 31, 1999 and 1998 amounted to zero and $1.9 million, respectively. Revenues from discontinued products included in the accompanying condensed consolidated statements of income for the nine month periods ended December 31, 1999 and 1998 amounted to $.6 million and $6.0 million, respectively.

We recorded two significant charges in connection with the restructuring plan. The first charge of approximately $4 million ($.27 per diluted share) was recorded in the quarter ended March 31, 1999. It consisted of non-cash charges for the write-off of goodwill and capitalized software development costs related to our 1997 acquisition of a company engaged in the development of products for the U.S. fixed income market. The second charge of approximately $5.6 million ($.23 per diluted share) was recorded in the quarter ended June 30, 1999. This charge consisted of: (a) $3.6 million in severance, termination benefits, and wages for approximately 50 terminated employees (some of which were retained for various periods up until December 31, 1999 to exclusively support the discontinued products); (b) $1.3 million for non-cancelable services directly related to the discontinued products including certain costs associated with continuing to support the products up until their final termination dates; and (c) $.4 million in excess facilities costs. At December 31, 1999, approximately $.7 million of the $5.6 million in restructuring charges remained accrued. The remaining accrued and unpaid amounts consist principally of non-cancelable services for computer and communication services which we expect to be paid out over the remaining contract terms which end in February 2002. Activity in the restructuring accrual for the nine months ended December 31, 1999 is summarized as follows (in thousands):

                                           Severance and   Excess       Other
                                           Termination   Facilities  Restructuring   Total
                                           ------------ ------------ ------------ ------------
Balance at March 31, 1999....                       $0           $0           $0           $0
                                           ------------ ------------ ------------ ------------
Restructuring charges........                    3,555          357        1,649        5,561
Cash payments................                   (3,376)        (331)      (1,106)      (4,813)
                                           ------------ ------------ ------------ ------------
Balance at December 31, 1999                      $179          $26         $543         $748
                                           ============ ============ ============ ============


3.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gain on marketable securities available for sale. A summary of comprehensive income (loss) follows (in thousands):

                                          Three Months Ended December 31,
                                           -------------------------
                                               1999          1998
                                           ------------ ------------
Net Income ..................                  $10,342       $4,547
Foreign currency translation
  gain ......................                        1          714
Unrealized gain on
  marketable securities
  available-for-sale                             1,948         --
                                           ------------ ------------
Comprehensive income ........                  $12,291       $5,261
                                           ============ ============

                                          Nine Months Ended December 31,
                                           -------------------------
                                               1999          1998
                                           ------------ ------------
Net Income ..................                  $16,678      $13,749
Foreign currency translation
  gain ......................                      647          713
Unrealized gain on
  marketable securities
  available-for-sale                             1,948         --
                                           ------------ ------------
Comprehensive income ........                  $19,273      $14,462
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

Segment income from operations is defined as segment revenues net of segment expenses, restructuring charges, and equity in joint venture gains and losses for the current year. Segment expenses include costs for sales and client support activities, the cost of delivering the product or service (including data and data processing costs), and allocated amounts of depreciation and amortization. Segment expenses also include allocated portions of research and development and general and administrative expenses, amortization of acquired intangibles, and interest income for the current year. In prior fiscal years, these items of income and expense were not allocated to segments. For all fiscal years presented, segment expenses exclude income taxes.

There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenues are defined as revenues from external customers and there are no inter-segment revenues or expenses.

Our management does not identify or allocate its assets, including capital expenditures, by operating segment. Assets are not being reported by segment because the information is not available by segment and is not reviewed by our Executive Committee to make decisions about resources to be allocated to the segments when assessing their performance. Depreciation and amortization are allocated to segments in order to determine segment profit or loss.

The following tables present information about reported segments for the three and nine month periods ended December 31, 1999 and 1998, respectively (in thousands):


For the three months ended December 31, 1999:

                            ------------- -------------------------------------------------------
                                 CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                             Subscription
                                 and          POSIT     Symphony Asset                 Total      Consolidated
                             Consulting   Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Subscription revenues.......     $24,714                                                               $24,714
Consulting revenues.........       5,297                                                                 5,297
Venture revenues.............                    4,821        24,718           627        30,166        30,166
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  30,011         4,821        24,718           627        30,166        60,177

Segment expenses............     (26,426)         (456)       (7,263)         (759)       (8,478)      (34,904)
Equity in joint venture
  gains (losses) and minority
  interest...................                       53        (8,878)          (32)       (8,857)       (8,857)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (26,426)         (403)      (16,141)         (791)      (17,335)      (43,761)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income (loss)             $3,585        $4,418        $8,577         ($164)      $12,831       $16,416
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,784           $40           $75          $135          $250        $2,034


For the three months ended December 31, 1998:

                             ---------------------------------------------------------------------
                              Subscription
                                  and       Electronic       Asset
                              Consulting      Trading     Management    Unallocated      Total
                             ------------- ------------- ------------- ------------- -------------
Revenues.....................     $28,787        $3,906        $9,865                     $42,558
Segment expenses............      (16,395)         (511)       (3,353)                    (20,259)
Minority interest............                                  (3,256)                     (3,256)
                             ------------- ------------- ------------- ------------- -------------
                                  $12,392        $3,395        $3,256                     $19,043
                             ============= ============= ============= ============= =============
Research and development.....                                                (6,263)       (6,263)
General and administrative...                                                (4,982)       (4,982)
Amortization of intangibles..                                                  (679)         (679)
Interest and other...........                                                   308           308
Equity in joint venture
  losses.....................                                                    28            28
                             ------------- ------------- ------------- ------------- -------------
Income (loss) before income
  taxes......................     $12,392        $3,395        $3,256      ($11,588)       $7,455
                             ============= ============= ============= ============= =============
Depreciation and amortization        $465           $25           $60          $390          $940


For the nine months ended December 31, 1999:

                            ------------- -------------------------------------------------------
                                 CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                             Subscription
                                 and          POSIT     Symphony Asset                 Total      Consolidated
                             Consulting   Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Subscription revenues.......     $71,521                                                               $71,521
Consulting revenues.........      15,191                                                                15,191
Venture revenues.............                   13,725        39,778         1,803        55,306        55,306
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  86,712        13,725        39,778         1,803        55,306       142,018

Segment expenses............     (78,551)       (1,669)      (13,544)       (2,265)      (17,478)      (96,029)
Restructuring charges.......      (5,561)                                                               (5,561)
Equity in joint venture
  gains (losses) and minority
  interest...................                      117       (13,837)         (190)      (13,910)      (13,910)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (84,112)       (1,552)      (27,381)       (2,455)      (31,388)     (115,500)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income (loss)             $2,600       $12,173       $12,397         ($652)      $23,918       $26,518
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $5,467          $110          $160          $393          $663        $6,130


For the nine months ended December 31, 1998:

                             ---------------------------------------------------------------------
                              Subscription
                                  and       Electronic       Asset
                              Consulting      Trading     Management    Unallocated      Total
                             ------------- ------------- ------------- ------------- -------------
Revenues.....................     $83,815       $12,192       $21,490                    $117,497
Segment expenses............      (47,117)       (1,026)       (8,314)                    (56,457)
Minority interest............                                  (6,567)                     (6,567)
                             ------------- ------------- ------------- ------------- -------------
                                  $36,698       $11,166        $6,609                     $54,473
                             ============= ============= ============= ============= =============
Research and development.....                                               (16,226)      (16,226)
General and administrative...                                               (14,590)      (14,590)
Amortization of intangibles..                                                (1,888)       (1,888)
Interest and other...........                                                 1,111         1,111
Equity in joint venture
  gains (losses).............                                                  (339)         (339)
                             ------------- ------------- ------------- ------------- -------------
Income (loss) before income
  taxes......................     $36,698       $11,166        $6,609      ($31,932)      $22,541
                             ============= ============= ============= ============= =============
Depreciation and amortization      $1,256           $50          $110          $765        $2,181




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


6. SUBSEQUENT EVENT - SALE OF SECURITIES AVAILABLE FOR SALE

In January 2000, we sold 33,903 shares of Lycos, Inc. for a pre-tax gain of approximately $1.6 million or $.07 per diluted share. We received the Lycos, Inc. stock in exchange for our interest in Quote.com as part of Lycos' acquisition of Quote.com in December 1999. At December 31, 1999 these securities were classified as available for sale with the related unrealized gain reported as a separate component of stockholders equity.


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

This discussion and analysis and other parts of this Form 10-Q contain forward looking statements that involve risks and uncertainties. These forward-looking statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For further information regarding how to identify forward looking statements and the factors that could cause actual results to differ, please refer to the information under the heading "Cautionary Factors That May Affect Future Results" below. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is also important to remember that other factors besides those we mention could also adversely affect us and our business, operating results or financial condition.


A.  GENERAL

Certain of the information required by this item has been previously reported under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Foreign Currency

As an international corporation, we generate revenue from clients throughout the world, maintain sales and representative offices worldwide and hold certain deposits and accounts in foreign currencies. Our revenue is generated from both United States and non-U.S. currencies. Prior to January 1, 1999 our subscriptions in the United Kingdom and the European Community were priced in British pounds sterling (pounds) and European Currency Units
(ECUs), respectively. Subsequent to December 31, 1998, European Community subscriptions are priced in EMUs (Euro's). Additionally, our consolidated subsidiary, BARRA International (Japan), Ltd. (BARRA Japan), generates revenues, has expenses and has assets and liabilities in Japanese yen (yen).

The following table presents a summary of revenue by geographic region for the three months ended December 31, 1999 and 1998 (in thousands):


                                         1999                          1998
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
North America:
United States............       $45,661             76%       $29,236             69%
Other....................           622              1            872              2
                          -------------- -------------- -------------- --------------
Total North America......        46,283             77         30,108             71
                          ============== ============== ============== ==============

Europe:
United Kingdom...........         5,342              9          4,992             12
France...................         1,388              2          1,190              3
Germany..................         1,393              2          1,343              3
Other....................           269              -            230              1
                          -------------- -------------- -------------- --------------
Total Europe.............         8,392             13          7,755             19
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         3,987              7          3,141              7
Other....................         1,515              3          1,554              3
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         5,502             10          4,695             10
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $60,177            100%       $42,558            100%
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

For the three month period ended December 31, 1999, when compared to the same period a year ago, the U.S. dollar strengthened against the pound and Euro and significantly weakened against the yen - all of which had the net effect of increasing net revenues and net income by approximately $70,000 and $15,000, respectively, compared to exchange rates in effect for the three month period ended December 31, 1998.

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


B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The dollar and percentage increases or decreases set forth below in this discussion and analysis of our consolidated financial condition result from a comparison of BARRA's balance sheet at December 31, 1999 (unaudited) to the balance sheet at March 31, 1999.

Financial Condition
Total assets increased $25.2 million or 18%.

Total current assets increased $26.0 million or 28%. This net increase was primarily due to increases in accounts receivable for asset management fees reflecting an increase in related revenues. (Refer to the accompanying unaudited condensed consolidated statement of cash flows for more information on cash flows.)

Premises and equipment, net, decreased $586,000. This net decrease reflects capital expenditures of $3,528,000 reduced by depreciation and other adjustments of $4,114,000. In addition, approximately $4,334,000 in fully depreciated assets were written-off during the September 1999 quarter in connection with the Company's implementation of a new fixed asset system.

Computer software increased $1.2 million due to the purchase of a new accounting and human resources system.

Total current liabilities increased $6.3 million or 12%. This net increase primarily reflects increases in: a) accrued income taxes due to higher taxable income and differences in the timing and amount of estimated income tax payments; b) accrued compensation associated with incentive plans that are tied to the performance of our asset management business; and c) accrued expenses associated with the restructuring plan announced in April 1999.

Minority interest in equity of subsidiary represents minority equity interests in the net assets of Symphony LLC.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and investments in securities available-for-sale totaled $63.8 million at December 31, 1999.

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

Principal Financial Commitments. Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities, possible future royalties payable to RJM Ventures, Inc. (as successor to Redpoint Software, Inc.), and severance and other related compensation associated with the restructuring plan announced in April 1999. Our Board of Directors has, on two separate occasions following the September 1999 quarter authorized the repurchase of up to $10,000,000 (including all previously authorized but unused amounts) of our common stock and has authorized up to $17 million in funds as "seed" investments for new asset management products developed by Symphony or our Asset Services Group. Approximately $2.0 million of the latter amount has not yet been disbursed.



C.  RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income for the three and nine month periods ended December 31, 1999 and December 31, 1998.

Net Income. Net income for the three month period ended December 31, 1999 was $10,342,000 or $0.71 per share (diluted) compared to net income of $4,547,000 or $0.31 per share (diluted) for the same quarter a year ago. Net income for the nine month period ended December 31, 1999 was $16,678,000 or $1.14 per share (diluted) compared to net income of $13,749,000 or $0.94 per share (diluted) for the same period a year ago. Results for the nine month period ended December 31, 1999 included restructuring charges of $5,561,000 ($.24 per diluted share).

Operating Revenues. Total operating revenues for the three and nine month periods ended December 31, 1999 increased $17,619,000 or 41% and $24,521,000 or 21%, respectively, compared to the same periods a year ago.

Subscription and Consulting fees consist of annual subscription fees for our software and investment data products, revenues from other sources related to the institutional analytics business and consulting services to pension plan sponsors and investment managers. A summary of the components and related changes is as follows (amounts in $000's):

                             Three Months Ended         Nine Months Ended
                                December 31,               December 31,
                          -------------------------- --------------------------
                            1999     1998   %Change    1999     1998   %Change
                          -------- -------- -------- -------- -------- --------
Analytics and data
  subscriptions -
  continuing products.... $23,692  $20,839       14  $68,555  $60,291       14
Analytics subscriptions -
  discontinued fixed
  income products........     --     1,952      --       595    6,070      (90)
Other analytics related..   1,650    1,745       (5)   4,175    4,948      (16)
Consulting...............   5,062    4,251       19   14,454   12,506       16
                          -------- -------- -------- -------- -------- --------
TOTAL.................... $30,404  $28,787        6  $87,779  $83,815        5
                          ======== ======== ======== ======== ======== ========

Analytics Subscriptions are for our software and related updates. We generally bill and collect fees on an annual basis, but recognize the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients (including subscriptions from enterprise risk management systems) and increasing revenues from existing customers through the introduction of new products and services.

Revenue growth primarily came from equity models and related data reflecting the continued success of the BARRA Aegis SystemTM. Various new single country and global enhancements of this equity analytics system have been introduced during the past year. Sales of our BARRA COSMOS SystemTM, the international version of our fixed income product also contributed to the revenue growth.

A substantial portion of the annual subscriptions for analytics products renew at or near the beginning of each calendar year. Therefore, even though overall renewal rates continue to be at very high levels, a concentration of cancellations at this time of year could have a disproportionately high impact on the March quarter of each year.

Revenues from discontinued fixed income products for the nine months ended December 31, 1999 only represent amounts earned on these products during April 1999. As part of the restructuring, we agreed to provide license and support services without charge from May 1, 1999 until the product termination dates. The termination dates ranged from October to December 1999.

Other Analytics Related revenues associated with other institutional analytics business sources include consulting fees associated with Enterprise Risk Management system installations, timesharing revenues, seminar revenues and other recurring fees. The net decrease in these revenues for both periods reflects significant growth in consulting fees from Enterprise Risk Management installations offset by lower seminar and timeshare fees. Fluctuations in non-consulting revenue sources result primarily from the number and timing of seminars and the amount of timesharing billed to clients. Our Enterprise Risk Management services generally involve the sale of software and services including a one-time license fee, recurring subscription, maintenance and support fees, as well as consulting services related to implementation and software modification. Revenues from licenses, subscriptions and maintenance are included in subscription revenues. Enterprise Risk Management revenues related to initial installations are subject to significant volatility as a result of the uneven nature in which the various elements of the services are earned and recognized for reporting purposes.

Consulting Fees consist of services delivered by our Investment Consulting and Strategic Consulting business groups. Revenues from consulting services increased over the same three and nine month periods a year ago as a result of increases in project revenue from the Strategic Consulting group combined with solid growth in retainer and related fees from Investment Consulting.

Electronic Trading revenues consist of fees from licenses of the Portfolio System for Institutional Trading (POSIT), which increased $915,000 or 23% compared to the same quarter a year ago and increased $1,533,000 or 13% compared to the same nine month period a year ago. Our revenues from POSIT are derived from commissions generated by the trading volume of the various licensees. POSIT revenue fluctuations reflect changes in trading volumes as compared to the same periods a year ago and new license fees from EuroPOSIT, the joint venture established to operate the POSIT system in certain European equity markets.

Asset Management revenues increased $15,087,000 or 153% compared to the same quarter a year ago and increased $19,024,000 or 89% compared to the same nine month period a year ago. Asset management revenues consist of fees generated from active management of investor accounts by Symphony and fees earned by our Asset Services Group from management of customized multi-manager programs.

Symphony's revenues consist primarily of asset management fees which are a fixed percentage of asset value and performance fees that are based on the performance over a benchmark for each account. Symphony's total revenues for the three and nine month periods ended December 31, 1999 were $24,718,000 and $39,778,000, respectively, compared to $9,603,000 and $20,491,000, respectively, for the same periods a year ago. These increases in total revenues were the result of increases in both base and performance fees due to growth in assets under management and improved performance in some of Symphony's largest funds compared to the prior year. As of December 31, 1999, Symphony had approximately $4.1 billion under direct management. Of the funds under direct management, approximately $2.4 billion are managed under agreements that provide for performance fees in addition to a base management fee. The $4.1 billion under direct management includes approximately $550 million of leverage in addition to the capital invested by Symphony's clients.
Base fees for assets under management for the three and nine month periods ended December 31, 1999 were $4,814,000 and $12,759,000, respectively, compared to $3,667,000 and $10,856,000 for the same periods a year ago. Base fee increases for all periods reflect growth in assets under management.
Performance fees included in total revenues were $19,903,000 and $27,018,000, respectively, for the three and nine months ended December 31, 1999 compared to $5,936,000 and $9,635,000 for the same periods a year ago. Performance fees are recognized only at the measurement date for determining performance of an account, which typically is at the end of each year of the contract. Symphony's performance fees for the December 2000 quarter were for accounts representing approximately 50% of the current total of assets subject to performance fees compared to approximately 66% for the same quarter in the prior year. The increase in performance fee revenue for the December 1999 quarter over the same period a year ago was the result of an increase in the value of investor account anniversaries and a significant increase in the net returns for those investor accounts compared to the same period a year ago. Assets under management subject to performance fees have increased approximately $700 million or 43% from December 31, 1998. The pattern of anniversaries can change from quarter to quarter because of the addition, termination or re-negotiation of account agreements. There is also no assurance that Symphony's investment performance will continue at historical levels. It is presently estimated that approximately 1% and 10% of the performance-based funds under management will have performance fee determination dates in the quarters ended March 31, 2000 and June 30, 2000, respectively
Symphony's future revenues will depend on levels of assets under management, the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds. Because of the comparatively low levels of assets under management having anniversaries in the March and June 2000 quarters, we expect there to be very significant reductions in performance fee revenues and earnings when compared to the December 1999 quarter.

Operating Expenses. For the quarter ended December 31, 1999 compared to the same quarter a year ago, total operating expenses increased $3,061,000 or 10%. For the nine months ended December 31, 1999 compared to the same period a year ago, total operating expenses, including restructuring charges, increased $13,524,000 or 15%. Excluding restructuring charges, operating expenses increased $7,963,000 or 9%.

Cost of Subscription Products consists of computer access and communication charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense increased $146,000 or 7% compared to the same quarter a year ago and decreased $908,000 or 13% compared to the same nine-month period a year ago. The increase for the current quarter is primarily the result of higher seminar costs due to changes in the timing of certain annual client events. The decrease for the nine-month periods is primarily the result of lower computer access and data costs. Lower contract costs for certain outside computer facilities and the write-off of certain communication and data costs attributable to the discontinued fixed income products account for the decrease in computer access and data costs.

Compensation and Benefits increased $3,392,000 or 16% compared to the same quarter a year ago and $10,137,000 or 18% compared to the same nine-month period a year ago. The increases from the same periods a year ago are primarily the result of higher incentive compensation costs in our asset management business and increases in company-wide employee benefit costs. Incentive compensation in the Symphony subsidiary varies with pre-tax earnings and includes for the first time in the December 1999 quarter a bonus program for the Symphony principals.

External and other incremental costs associated with our Year 2000 project included in compensation and benefits were $.9 million and $3.5 million for the three and nine month periods ended December 31, 1999 compared to $800,000 and $1.3 million, respectively, for the same periods a year ago. Year 2000 project costs for the current quarter consisted of external costs for contractors of $600,000 and accruals for special incentive compensation of $300,000. Costs associated with our Year 2000 project are expected to be approximately $.2 million for the three month period ended March 31, 2000 after which we expect no further Y2K related costs to be incurred. (Refer to "Year 2000 Update" in Part I, Item 2, Management's Discussion and Analysis.)

Occupancy Expense decreased $102,000 or 5% compared to the same quarter a year ago and decreased $46,000 or 1% compared to the same nine-month period a year ago. These decreases primarily reflect excess facilities costs being charged to the restructuring accrual.

Other Operating Expenses decreased $375,000 or 5% compared to the same quarter a year ago and decreased $1,220,000 or 6% compared to the same nine month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data and other expenses related to asset management operations, marketing, advertising, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. Other operating expenses decreased from the same periods a year ago as a result of: (a) significantly lower data costs associated with asset management operations; (b) lower printing, postage and other general office expenses due to both a reduction in publishing costs for certain products as well as the timing of various product releases; and (c) lower professional service fees.

Restructuring Charge - Refer to Note 2 in the accompanying notes to the condensed consolidated financial statements for more information on the restructuring charges.

Equity in net income (loss) of investees represents gains (losses) from our equity investments in Data Downlink Corporation, Risk
Reporting Limited and Australian POSIT.

Minority Interest primarily represents the share of profits from Symphony Asset Management LLC that is due to other shareholders.

Year 2000 Update

As of February 1, 2000, we had not experienced any Year 2000 related failures that we expect would have a material adverse effect on our business, operating results or financial condition. We have not been required to utilize our contingency plans, and as of February 1, 2000 no claims had been brought against BARRA based on Year 2000 issues. A small number of our data vendors experienced Year 2000 problems that resulted in BARRA's receipt of delayed and/or inaccurate data, but such problems do not appear to have materially affected either BARRA's operations or clients.

The total direct costs of our Year 2000 project include fees paid to outside solution providers, the costs of repairing or replacing hardware and the direct costs associated with our internal labor expenses. Such costs through December 31, 1999 totaled approximately $10 million, of which approximately $4.45 million were costs for outside contractors. We estimate the remaining costs of completing our Year 2000 efforts to be approximately $500,000, of which approximately $200,000 are expected costs for outside contractors with the remaining costs representing our internal costs. Our remaining costs primarily relate to continued monitoring of our data updates. We expect our Year 2000 costs to cease after March 31, 2000.

We intend to continue to address the potential effects of any Year 2000 problems as they arise. We believe that the likelihood that our business will be materially adversely affected due to the Year 2000 issue continues to diminish with time. We cannot guarantee, however, that our computer systems or the systems of other companies upon which our operations rely will not be adversely affected by problems associated with the Year 2000 issue. For a detailed discussion of our Year 2000 state of readiness, risks and contingency plans, please refer to our recent SEC filings on Forms 10-Q and 10-K.



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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds. These investments totaled approximately $37.3 million at December 31, 1999 with an average interest rate of 5.0%. At December 31, 1999, the portfolio also had approximately $6.7 million of short-term, high credit quality municipal debt securities with an average taxable equivalent interest rate of 7.0%. The short-term money market funds and the municipal debt securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.

At December 31, 1999, we also had approximately 33,900 shares of Lycos, Inc. stock valued at approximately $2.7 million included in securities available-for-sale. These securities were subsequently sold in January 2000. Refer to Note 6 "Subsequent Event - Sale of Securities Available-For-Sale" in the accompanying notes to the condensed consolidated statements of income for more information.

From time to time, we provide the initial invested funds for the startup of new investment products offered by Symphony and our Asset Services Group. In these cases the primary considerations are related to supporting a new business rather than making investments that fall under the guidelines of our investment policy.

Our investments in market-neutral programs, which amounted to approximately $17.1 million at December 31, 1999, are non-interest bearing and consist principally of long and short positions placed directly (in the case of funds managed by Symphony) or indirectly (in the case of funds managed by our Asset Services Group) through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. In both cases the managers may use derivative financial instruments in connection with hedging activities. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management and our Board of Directors.

Foreign Currency Risk

We invoice customers in Europe in both pounds and Euros. In Japan, we bill our customers in yen. Excluding customers in these locations, we generally bill for our services in U.S. dollars. We have not engaged in foreign currency hedging activities. To the extent we invoice our customers in local currency (Yen, Pound and Euro), our international revenues are subject to currency exchange fluctuation risk. To the extent that international revenues that are invoiced in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. Currency fluctuations may also effectively increase the cost of our products and services in countries in which customers are invoiced in U.S. dollars.

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The capitalization of BARRA Japan includes approximately $3.3 million invested in a yen-denominated investments.



PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

All information required by this item was reported under the heading "Legal Proceedings" in our March 31, 1999 Form 10-K.
There have been no other material developments in our legal proceedings since the date of our Form 10-K.

ITEM 5.  OTHER INFORMATION.

On February 4, 2000 we modified the terms of our January 1999 acquisition of the Bond Express business. In summary, the parties agreed to eliminate the contingent payment that otherwise would have been payable based on Bond Express revenues during calendar year 2000. In exchange for eliminating the contingent payment, BARRA paid the seller $1,100,000.

As previously reported under Part II, Item 5 in our September 30, 1999 Form 10-Q, at its October 28, 1999 quarterly meeting, our Board of Directors authorized our officers to use up to $10,000,000 (including all previously authorized but unused amounts) to repurchase additional shares of our Common Stock on The Nasdaq Stock Market and in private transactions.

On November 3, 1999, we repurchased in separate transactions
34,100 shares of our own Common Stock for an aggregate price of $775,775 and 80,300 shares of our Common Stock at an aggregate price of $1,806,750.

On November 15, 1999, we repurchased 33,500 shares of our own
Common Stock for an aggregate price of $770,500.

On November 16, 1999, we repurchased 64,000 shares of our own
Common Stock for an aggregate price of $1,456,000.

On December 1, 1999, we repurchased 50,000 shares of our own
Common Stock for an aggregate price of $1,443,750.

On January 27, 2000, we repurchased 85,200 shares of our own
Common Stock for an aggregate price of $3,077,850.

On January 31, 2000, our Board of Directors authorized our officers to use up to $10,000,000 (including all previously authorized by unused amounts) to repurchase additional shares of our Common Stock on The Nasdaq Stock Market and in private transactions.

On February 4, 2000, we repurchased in a private transaction from the Rudd Family Trust 15,000 shares of our Common Stock for an aggregate price of $555,000. Andrew Rudd, the Chairman of our Board of Directors and a principal stockholder of BARRA, is (along with his wife, Virginia Rudd) a beneficiary and trustee of the Rudd Family Trust.

Our bylaws provide that the Board of Directors have between 4 and 7 persons, with the exact number to be fixed by the Board of Directors or stockholders. At its quarterly meeting on October 28, 2000, our Board of Directors amended Section 3.2 of our bylaws to increase the fixed number of authorized directors from 6 to 7. On November 12, 2000, Clyde W. Ostler was appointed a director. Mr. Ostler is a group executive vice president for Wells Fargo Bank, N.A. Our amended and restated bylaws are attached as
Exhibit 3.2.











ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  the following exhibits are required by Item 601 of the Regulation
S-K:

Exhibit
Number                  Exhibit Description
------                   -------------------

3.2                     Amended and Restated Bylaws of BARRA, Inc.

10.23                   Amendment No. 2 to BARRA, Inc. Directors
                        Option Plan dated November 5, 1999
                        (incorporated by reference to Exhibit No.
                        10.3 to our registration statement on Form
                        S-8 filed November 12, 1999
                        (File No. 333-35381)

27.1                    Financial Data Schedule
                        (electronic filing only)

(b)  Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BARRA, Inc.
        (Registrant)


Date:  February 14, 2000                     /s/ Kamal Duggirala
                                             Kamal Duggirala, Chief
                                             Executive Officer


Date:  February 14, 2000                     /s/ James D. Kirsner
                                             James D. Kirsner, Chief
                                             Financial Officer

EXHIBIT INDEX


Exhibit
Number                  Exhibit Description

3.2                     Amended and Restated Bylaws
                        of BARRA, Inc.

10.23                   Amendment No. 2 to BARRA, Inc. Directors
                        Option Plan dated November 5, 1999
                        (incorporated by reference to Exhibit No.
                        10.3 to our registration statement on Form
                        S-8 filed November 12, 1999
                        (File No. 333-35381)


27.1                    Financial Data Schedule
                        (electronic filing only)