Form 10-K405
period 2000-03-31
BARRA INC /CA
filed 2000-06-28
CIK 878483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---         EXCHANGE ACT OF 1934.  For the fiscal year ended March 31, 2000.
                                       OR
 ---         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934. For the transition period from _____ to
             _____.

                          Commissionfile number 0-19690

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

                          YES X           NO
                             ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 6, 2000, as reported on The Nasdaq Stock Market(R), was approximately $411,813,397. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock outstanding as of June 6, 2000 was 13,761,399, all of one class.

                       DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENTS TO BE INCORPORATED BY REFERENCE                                                          SECTION OF FORM 10-K

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders,                       Part III
filed with the Securities and Exchange Commission (SEC) along with this
Form 10-K.

Portions of the 2000 Annual Report to Shareholders, filed with the SEC as                          Parts I, II and IV
an exhibit to this Form 10-K.

                                TABLE OF CONTENTS


PART I                                                                                                                 Page
                                                                                                                       ----
Item 1        Business                                                                                                    1
                  General                                                                                                 1
                  Business Units and Segments                                                                             1
                  Marketing, Sales, Clients and Client Support                                                            7
                  POSIT and Symphony Revenue Contributions                                                                9
                  Research and Product Development                                                                        9
                  Competition                                                                                            10
                  Fluctuations in Quarterly Operating Results                                                            12
                  Proprietary Rights and Licenses                                                                        12
                  Government Regulation                                                                                  13
                  International Operations                                                                               14
                  Employees                                                                                              15
                  Risk Factors                                                                                           15
Item 2        Properties                                                                                                 22
Item 3        Legal Proceedings                                                                                          22
Item 4        Submission of Matters to a Vote of Security Holders                                                        23
Executive Officers of the Company                                                                                        24

PART II

Item 5        Market for the Company's Common Equity and Related Stockholder Matters                                     26
Item 6        Selected Financial Data                                                                                    26
Item 7        Management's Discussion and Analysis of Financial Condition and Results of Operations                      26
Item 7A       Quantitative and Qualitative Disclosures About Market Risk                                                 33
Item 8        Financial Statements and Supplementary Data                                                                34
Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                       52

PART III

Item 10       Directors and Executive Officers of the Company                                                            53
Item 11       Executive Compensation                                                                                     53
Item 12       Security Ownership of Certain Beneficial Owners and Management                                             53
Item 13       Certain Relationships and Related Transactions                                                             53
Other Matters                                                                                                            54

PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                            55

SIGNATURES                                                                                                               58

POWER OF ATTORNEY                                                                                                        58

                                     PART I

ITEM 1.   BUSINESS

THIS BUSINESS SECTION AND OTHER PARTS OF THIS FORM 10-K, AS WELL AS PORTIONS OF OUR 2000 ANNUAL REPORT TO SHAREHOLDERS, CONTAIN FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FOR FURTHER INFORMATION REGARDING HOW TO IDENTIFY THOSE FORWARD LOOKING STATEMENTS AND THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER PLEASE LOOK AT THE RISK FACTORS SECTION OF THIS PART I AND THE SECTION TITLED MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN PART II OF THIS FORM 10-K.

GENERAL

BARRA, Inc. (which may be referred to as BARRA, the Company, we, us or our) is a research-based, global investment technology company. We have two business units. Our Core Business provides portfolio risk management and enterprise risk management systems to investment professionals. Our Ventures Business develops new lines of business by leveraging our core research and development, generally through strategic partnerships.

Our fiscal year for financial reporting purposes is April 1 through March 31. The fiscal years are referred to using the year in which the end of the fiscal year falls. Unless otherwise noted, all references in this Form 10-K to 2001, 2000, 1999, 1998 or 1997 are to the fiscal year ending on March 31st in the year named. This means that the fiscal year ending March 31, 2000 is referred to as "2000."

Throughout this Form 10-K we "incorporate by reference" certain information from parts of other documents that we have filed with the SEC. The SEC allows us to avoid duplication and disclose important information by referring to it in that manner. Please refer to this information.

All share and per share amounts in this Form 10-K have been restated to reflect a three-for-two stock split effective September 22, 1997. In August 1998, we changed the state of incorporation of BARRA from California to Delaware.

BUSINESS UNITS AND SEGMENTS

Our activities are organized into two business units, our CORE BUSINESS and our VENTURES BUSINESS. As further described below, our Core Business consists of one business segment, portfolio risk management systems and enterprise risk management systems. Our Ventures Business consists of three business segments:
Portfolio System for Institutional Trading (POSIT(R)), Symphony Asset Management (Symphony) and Other Ventures. These new business units resulted from a recent reorganization of our activities. For a comparison of these new business units and segments to those reported in the Form 10-K we filed last year, please see
Note 11 to the Notes to our Financial Statements below.

While our two business units serve some common clients and draw upon some similar research, development and data resources, they each require different marketing and distribution strategies.

- CORE BUSINESS - Our Core Business is composed of our portfolio risk management and enterprise risk management systems.

     In our Core Business, we apply modern risk theory to practical investment problems. We entered the portfolio risk management business in 1975 when we introduced our first product for measuring the risk of U.S. equity portfolios. Since then, we have developed additional products covering new countries, asset classes and instruments. As part of that process, we have accumulated an unrivaled database of proprietary risk information on markets and securities worldwide. Our risk methodology is acknowledged as the industry standard for institutional investing. We have also developed a broad range of software applications to enable our clients to integrate our risk information into their investment process.

     Our risk management systems are designed to help investment professionals identify, measure and control risk in the context of their own investment disciplines. These systems consist of three components: data, models and software applications. We help each client structure the combination of these components that best addresses their needs.

     - DATABASES - To develop our databases, we license data from over 100 third party sources. We also collect data directly when it is not generally or readily available. Using our proprietary algorithms, we create proprietary data for equity, fixed income, currency and other financial instruments for all major global markets and asset classes.

     - MODELS - We have used our proprietary databases and methodology to develop risk, return and transaction cost prediction models for most of the world's publicly traded securities. Our risk predictions are frequently refreshed by updated feeds of our proprietary data.

     - SOFTWARE APPLICATIONS - Our models and data are made available to investment professionals through a broad range of software applications. We deliver these applications to customers worldwide via a variety of platforms. We primarily use Microsoft(R)
          Windows(TM)-standard software, which interfaces with each customer's own office productivity system.

     Our Core Business product suite is divided into portfolio risk management and enterprise risk management systems, offering solutions to both portfolio and business level decision-makers.

     - PORTFOLIO RISK MANAGEMENT SYSTEMS - Our portfolio risk management products are designed to help investment professionals construct optimal portfolios by precisely measuring and managing risk. Our propriety risk factors help investment managers identify and confirm the sources of risk within their portfolios, as well as make decisions about any risks they might want to eliminate, in order to achieve a desired level of return.

         Our portfolio risk management products are divided into two application suites - The BARRA Aegis System(TM) and The BARRA Cosmos System(TM).

          - AEGIS SYSTEM - is a suite of equity risk management software applications for managing equity securities and derivatives. It provides a flexible, comprehensive framework for portfolio managers to develop returns forecasts, as well as control risk, costs and other processes.

          - COSMOS SYSTEM - allows global fixed income portfolio managers to manage risk and optimize return in a multi-currency, global bond portfolio. This adaptable system integrates specific bond, derivative and currency strategies to reflect each user's investment style, while monitoring the overall risk exposure of the user's positions.

          The Aegis and Cosmos Systems are modular in design, and allow clients to select data and models that meet their specific investment requirements.

     - ENTERPRISE RISK MANAGEMENT SYSTEMS - Our enterprise risk management solution combines our existing models and analytics to provide senior business managers at large asset management firms with the tools they need to manage their investment risk firm-wide.

          - BARRA TOTAL RISK SYSTEM(TM)- BARRA's enterprise risk management system integrates our models into a firm-wide risk platform that addresses both the business and technology issues of delivering a consolidated view of financial risk across a given enterprise. It offers the benefits of a flexible software architecture that adapts to evolving business and technology requirements, and is scalable across multiple user sites. The BARRA TotalRisk System is used by asset managers, pension fund managers and custody banks to monitor compliance against benchmarks and fund guidelines. BARRA Total Risk(TM)for Asset Management, developed to meet the unique requirements of asset managers, is the primary product offering within the product suite.

     We generally provide our Core Business products to clients on an annual subscription basis. The annual subscription price for most of our individual portfolio management products starts at around $50,000. Comprehensive platform subscriptions (such as Aegis, Cosmos or TotalRisk ) often consist of a combination of our products and have significantly higher annual subscription prices. Our standard fees generally include use of the relevant models and applications, periodic database updates and basic client support.

     Since the comprehensive global and enterprise wide solutions that we offer often require system integration, support and management, many of our large and complex projects (including most of our enterprise risk management systems) involve additional consulting services. These consulting services include turn-key, on-site resources to assist with the migration of our products and systems onto a client's existing infrastructure. They also help with data gathering, integration and aggregation across a client's complete enterprise. These consulting services are provided to our clients for an additional fee.

     As a result of our quarter century tenure at the forefront of applied financial research, we have amassed a unique library of research models and a large base of historical data. We also offer some of our proprietary data and models on a stand alone basis. Customers can purchase annual subscriptions to these components in electronic format. A library of published research papers and archived newsletter articles authored by BARRA employees is also available on line.

- VENTURES BUSINESS - Our Ventures Business extends our Core Business ideas into new markets. It consists of several distinct, generally autonomous companies. Each venture is established as an entrepreneurial, independently-operated business. Our Ventures Business develops new lines of business by leveraging our core research and development. We sometimes do this through a strategic partnership with other industry experts who offer a unique distribution franchise - as in the case of POSIT and Symphony. We actively consider partnering with third party investors in many of our Ventures Businesses, some of which are only partially owned by BARRA. Our Ventures Businesses are divided below into three business segments: POSIT, Symphony and Other Ventures.

     - POSIT (www.itginc.com) - For years, our research into transactions has focused on cost control. We believed that technology could empower institutional equity investors to increase investment performance by reducing transaction costs. In 1987, this focus resulted in the launch of POSIT, the electronic system for low-cost, confidential trade matching during the market day. POSIT is a computerized trading system through which clients enter buy and sell orders to trade single stocks and portfolios of securities among themselves in a confidential environment. The POSIT crossing network is designed to minimize market impact and other trading costs. After 12 years of rapid growth, POSIT provides a substantial pool of alternative liquidity; annual volume has exceeded more than 6.5 billion shares. Now with seven daily matches, POSIT volume and liquidity continue their pattern of sustained growth.

          We own 50% of the POSIT technology through a general partnership with ITG, Inc. We initially developed the POSIT technology and have since jointly enhanced it with ITG. Orders may be placed in the POSIT system directly via computer to computer links or the QuantEX system or ITG Platform offered by ITG. Orders may also be placed indirectly through ITG's Electronic Trading Desk, which then enters the orders in the central computer. In the U.S., ITG has also entered into arrangements with vendors of other popular trading systems to allow users the flexibility to route orders directly to POSIT from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and others.

          - U.S. POSIT - Through a license from the POSIT joint venture, ITG operates the U.S. equity version of the POSIT system. All trades of U.S. equities executed through U.S. POSIT are cleared by, and all brokerage commissions are paid to, ITG. We receive a share of the royalties paid to the POSIT partnership by ITG. Our share of these royalties is equal to approximately 13% of the commissions received by ITG for trades of securities on U.S. POSIT. Total U.S. POSIT trading volumes for the past five calendar years are shown below:


                                  --------------------------------------------------------------------------------------------------
                                        1999                1998                1997                1996                1995
               ---------------------------------------------------------------------------------------------------------------------
                TRADING VOLUME   6.5 billion shares   5.8 billion shares  3.6 billion shares  3.3 billion shares  2.3 billion shares
               ---------------------------------------------------------------------------------------------------------------------

               U.S. POSIT currently accepts orders for approximately 14,600 different equity securities, but may be modified, as the need arises, to include additional equity securities. An algorithm is run at scheduled times during each trading day to find the maximum possible number of any buy and sell orders that match or "cross."

          - EUROPOSIT -Trademark- EuroPOSIT was developed using the original POSIT technology. It was launched in November 1998 as a replacement for Global POSIT and has experienced a promising round of early trading volume. It is operated by Investment Technology Group (Europe) Limited (ITGE), a Republic of Ireland venture that is owned by ITG and Societe Generale. EuroPOSIT runs five daily matches and currently covers equities in the U.K., France, Germany, Italy, Spain, Switzerland, Belgium and the Netherlands. ITGE expects to cover equities from additional European nations over time. All EuroPOSIT trades of equities are cleared by, and all brokerage commissions are paid to, ITGE. A royalty is then paid to the POSIT partnership based upon the commissions received by ITGE for trades of European securities on EuroPOSIT. We receive a share of that royalty after expenses.

          - POSIT-FRA-TM- - In 1998, using technology licensed from the POSIT joint venture, we developed POSIT-FRA, the first computer-based crossing network for Forward Rate Agreements (FRAs) in the U.S. At that time, we also entered into a joint venture with Prebon Yamane (U.S.A) Inc. (Prebon) to market POSIT-FRA. We subsequently developed a version of POSIT-FRA for Hong Kong. Prebon ceased operating POSIT-FRA in the U.S. on February 1, 2000.

          - AUSTRALIA/NEW ZEALAND POSIT - Using the original POSIT technology, we developed an Australia/New Zealand equity version of POSIT in 1995. The POSIT partnership initially licensed the technology to Burdette, Buckeridge & Young (BBY), an Australian brokerage firm. That license was later transferred to ITG Australia Ltd. (ITGA), an Australian entity jointly owned by BBY and ITG. All trades of Australia and New Zealand equities executed through Australia/New Zealand POSIT are cleared by, and all brokerage commissions are paid to, ITGA. A royalty is then paid to the POSIT partnership based on commissions received by ITGA for trades of Australia and New Zealand securities on Australia/New Zealand POSIT. We receive a share of that royalty.

     - SYMPHONY (www.symphonyasset.com) - Our Symphony business segment offers a host of asset management services directly to pension funds, university endowments and foundations, off-shore banks, funds-of-funds, mutual fund distributors and qualified individuals. As of March 31, 2000, Symphony directly managed over $5 billion ($4.25 billion net of leverage in managed portfolios) in a variety of investment vehicles.

          We formed this venture as a wholly-owned subsidiary, Symphony Asset Management, Inc. (Symphony Inc.), in 1994 using the personnel and strategies of our former Active Strategies Group and several professionals who were formerly with Wells Fargo Nikko Investment Advisors, Inc. A restructuring in 1996 led to the formation of Symphony Asset Management, LLC (Symphony, LLC), which is owned by BARRA and Maestro LLC. Maestro LLC is owned by the Symphony, LLC principals, each of whom has substantial experience in the industry, spanning quantitative analysis, portfolio management, operations and client service.

          The combined Symphony entities (Symphony) offer a diverse group of products to meet the wide range of client investment needs:

          - EQUITY STRATEGIES: These include long-only and market-neutral strategies, invested in major markets around the world. Each strategy incorporates elements of Symphony's proprietary approach to money management combining quantitative screening and qualitative analysis. Long-only strategies are benchmarked against indices such as the S&P 500, the S&P MidCap 400 and the Wilshire 4500. Market-neutral strategies take long and short positions while maintaining dollar neutrality and are benchmarked against U.S. Treasury Bills. Certain clients add market exposure to market-neutral strategies by employing a futures overlay.

          - FIXED INCOME STRATEGIES: These include convertible-arbitrage and high-yield market-neutral investing. In evaluating bonds, Symphony's investment process includes both equity and fixed-income analysis. Equity analysis guides the selection process to opportunities arising from changing default risk. Fixed-income analysis may uncover mis-pricing opportunities in the structure of the bond relative to other, similar instruments.

          The primary investment strategies offered by Symphony include:

          - OVERTURE STRATEGY - Introduced in August 1994, the Overture fund typically invests in U.S. companies with market capitalizations in excess of $3 billion. Overture applies the market neutral approach of investing both long and short in approximately equal amounts.

          - MINUET STRATEGY - Symphony introduced Minuet in April 1997. Minuet uses the same investment process (market neutral) as Overture, except that Minuet's investments are restricted to smaller companies with market capitalizations of less than $3 billion.

          - PRELUDE STRATEGY - Symphony introduced Prelude in May 1997. Prelude uses the same investment process as Overture (market neutral), except that Prelude's investments are restricted to companies traded in the U.K. and Europe, typically the top 600 to 1,000 European companies.

          - RHAPSODY STRATEGY - Symphony introduced Rhapsody in October 1997. This strategy uses the screening and fundamental research processes employed by Symphony's equity funds to identify potentially profitable positions. It typically involves long investments in investment-grade and near investment-grade corporate bonds together with short positions in the underlying stocks.

          - ANDANTE STRATEGY AND LONG-ONLY STRATEGIES - Symphony introduced its high-yield, long-short investment process in October 1999. This strategy uses the screening and fundamental research processes emphasized by Symphony's equity funds to identify potentially profitable positions. Symphony also manages long-only strategies for institutions. These strategies are designed to out perform specific equity indices selected by each client.

          We record both asset-based and performance based fees for accounts managed by Symphony. See Note 2 of the Notes to our Financial Statements.

     - OTHER VENTURES - Several wholly-owned businesses comprise our other BARRA Ventures, including our Global Estimates business, Bond Express, BARRA RogersCasey, Strategic Consulting and Investment Strategies. We also hold certain strategic minority interests in other businesses.

          - GLOBAL ESTIMATES (www.barra.com) - The Global Estimates venture is principally composed of The Estimate Directory(R)and Directus(TM)assets that we acquired from Edinburgh Financial Publishing Limited in 1997. This enterprise develops and markets a variety of proprietary databases along with electronic screening and analysis products to be used with the data. BARRA Global Estimates(TM)is a dynamic warehouse of broker forecast data covering over 16,000 publicly traded companies in more than 60 countries. It pools, integrates and aggregates forecast data from over 800 brokers worldwide to provide a comprehensive source of sales, profits, earnings, cashflow and dividend forecasts, as well as brokers' recommendations. Directus(TM)is a U.K. director share trading information product. It permits users to monitor share dealings by directors of publicly quoted U.K. companies.

               Global Estimates delivers most of its data via proprietary on-line and packaged software products, as well as through third-party distributors. Clients pay an annual subscription for the proprietary Global Estimates products based upon a combination of access and data required. Basic fees start at approximately $2,000 per annum but can substantially exceed this amount. Global Estimates also maintains web site redistribution arrangements with third parties (including, www.yahoo.co.uk, www.shareinvestor.com and www.icicidirect.com.). Royalties from these arrangements are generally based on a license fee, as well as a percentage of the revenue derived from the redistribution of Global Estimates data.

          - BOND EXPRESS-TM-(www.bondexpress.com) - Bond Express is a leading aggregator of bond offerings in the United States and the most widely used bond offering system of its type in the world. Over 400 distinct dealers place their offerings on the system each day and thousands of traders, registered representatives, and individuals use the system to find bonds. Asset classes include Municipals, Corporates, U.S. Treasuries, and CMOs. The Bond Express dealer product is used by traders at broker/dealer firms to find bond offerings and show those offerings to their representatives or clients. From the Bond Express web site users can search over 20,000 current bond offerings. The Bond Express Web Site Integration product is a private labeling service for brokers to electronically offer bonds to individual investors and registered representatives over the Internet. These clients include Charles Schwab, Waterhouse and Dreyfus. In addition, through the Web Site Integration product, Bond Express serves as the host to numerous financial portals and data vendors that provide fixed income information to their clientele. These clients include CNNfn, Reuters and Thomson Financial. Clients pay for Bond Express access on an annual subscription basis. BARRA acquired 100% of the Bond Express business in January 1999.

          - BARRA ROGERSCASEY (www.barrarogerscasey.com) - Through our wholly-owned subsidiary, BARRA RogersCasey, Inc. (BARRA RogersCasey), we offer a full range of investment consulting services, a variety of funds-of-funds and private equity investment products and plans, and the InvestWorks(TM) system. Originally founded in 1976, this business became one of the nation's first investment consulting firms specializing in providing advisory services to institutional investors. We acquired this business in 1996, and today BARRA RogersCasey serves more than 100 clients representing a broad cross-section of both public and private investors with over $500 billion in assets.

               - INVESTMENT CONSULTING - BARRA RogersCasey offers investment consulting services to institutional investors, including corporate and public retirement plans, endowments and foundations, healthcare organizations, insurance companies and financial intermediaries, as well as high net worth individuals. As an advisor, the firm's primary objective is to partner with its clients to design optimal investment programs. This partnership role can vary depending on the client's needs. In some instances, BARRA RogersCasey can serve strictly in an advisory capacity and, in others, as an extension of the client's investment staff and committee. The firm can also assume the responsibilities of a completely outsourced investment program. The Investment Consulting services offered by BARRA RogersCasey include:

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

                    BARRA RogersCasey frequently charges fixed fees for its Investment Consulting services, payable either for a single project or on a recurring retainer basis. BARRA RogersCasey also provides these services on a time and materials basis.

               - ASSET SERVICES - BARRA RogersCasey also designs, implements and provides ongoing management of various multi-manager and private equity investment products and plans. As of the end of 2000, it managed almost $700 million through its various products and services, including:

                    - MULTI-MANAGER FUNDS - BARRA RogersCasey designs and manages its own multi-manager product, the Global Developing Markets Fund (GDMF), as well as multi-manager investment programs for a number of pension plans.

                    - PRIVATE EQUITY - BARRA RogersCasey designs and manages aggressive, risk-oriented programs for investing in private ventures, either directly or through managers specializing in private equity.

                    Revenues from these services are generated by both asset based and performance based fees for the accounts under management.

               - INVESTWORKS - InvestWorks provides a complete package of investment products, benchmarks and peer groups for money managers, investment consultants, financial advisors and plan sponsors. InvestWorks is used to evaluate and contrast the style and performance of separate accounts, mutual funds and commingled funds. InvestWorks is offered to clients on an annual subscription basis.

          - STRATEGIC CONSULTING (www.barrascg.com) - The BARRA Strategic Consulting Group (Strategic Consulting) provides consulting services to asset management firms. This venture consists of approximately thirty professionals with expertise in management consulting, investment management, investment consulting, investment research and/or market research. Founded in 1987 as a unit of Rogers Casey & Associates, Inc., this consulting team provides a wide range of services covering strategy development, functional assessment and implementation. Some of the services provided under these three categories include:

               - analyzing industry trends and the market position of a client with regard to those trends;
               - providing a detailed analysis of a client's business strategy along with proposed enhancements to that strategy;
               - evaluating the quality and consistency of a client's investment process using our proprietary risk management technology;
               - assessing the effectiveness of a client's sales and client service activities; and
               - advising on various merger, acquisition and integration activities.

               Strategic Consulting charges fees for its services on a fixed or time and materials basis, payable either for a single project or on a recurring retainer basis.

          - INVESTMENT STRATEGIES - The Investment Strategies group performs a variety of specialized investment strategy services for institutions such as asset management firms, banks and brokerage firms using our proprietary models and databases. We charge for these services in a variety of ways: a fixed fee, as a percentage of assets under management, on a recurring retainer basis, or on a time and materials basis.

          - OTHER INVESTMENTS - The Ventures Business also includes our investments in Data Downlink Corporation (Data Downlink) and Risk Reporting Limited (RRL).

               - DATA DOWNLINK - BARRA owns approximately 16% of Data Downlink (www.datadownlink.com). Data Downlink's flagship service historically has been .xls (www.xls.com). .xls aggregates, cross-indexes and distributes over 70 different business databases, delivering quantitative information directly to Microsoft Excel and textual information in HTML and Microsoft Word. In May 1998, we granted Data Downlink a non-exclusive worldwide license to market certain of our proprietary databases. .xls customers pay Data Downlink a monthly fee to access the service and then purchase content on either a pay-per-view and/or subscription basis. In May 2000 Data Downlink launched Portal B(TM), a fully integrated business information portal. Customers will pay Data Downlink an annual fee to access Portal B. Fees will be dependent on the size of the organization.

               - RISK REPORTING LIMITED - We also own a 50% interest in Risk Reporting Limited (RRL), a joint venture between BARRA Holdings, Ltd. and CAPS Ltd. RRL provides quarterly and annual reports that focus on identifying the risk of a pension fund relative to its benchmark, peer groups and cash.

MARKETING, SALES, CLIENTS AND CLIENT SUPPORT

CORE BUSINESS - We currently serve portfolio risk management and enterprise risk management clients at approximately 1,200 institutions in over 30 countries. Our clients for these systems include active and passive equity managers, fixed income managers, global managers, fund sponsors, pension and investment consultants, banks, insurance companies, broker/dealers and corporate treasurers. The marketing, sales and client support activities are integrated across all of the products offered by this segment. The large and complex nature of our enterprise risk management projects also require extra consulting and support services to assist in the integration, support and management of these systems.

We market our portfolio risk management and enterprise risk management systems to a broad set of financial service providers and institutional investors throughout the world. When marketing new Core Business products, we focus first on large participants in the relevant segment of the investment community, whose endorsement is important in generating market acceptance. Once many of the larger participants have subscribed, we then target the broader marketplace. We also target clients in new markets as quantitative methods and firm wide asset and risk management products gain acceptance. These marketing efforts are designed to increase geographical coverage and to increase interest in our Core Business products.

We primarily use a direct sales force to distribute our portfolio risk management and enterprise risk management systems throughout the world. In the U.S., they are marketed directly by our parent company. Throughout the rest of the world, they are primarily marketed by our wholly-owned subsidiaries: BARRA International (Japan), Ltd. (BARRA Japan) in Japan and BARRA International, Ltd. (BARRA International) elsewhere. Our sales and client support personnel are generally required to have strong academic and financial backgrounds. Many of these professionals work out of our Berkeley, California headquarters. The remainder are located in our other Core Business offices around the world. Our sales and client support professionals focus their selling efforts on both existing clients and institutions that are not currently subscribers to our products.

Due to the complexity of our products, the sales cycle for new clients of most of our portfolio risk management systems is typically several months. The sales cycle for our enterprise risk management systems can be even longer. Most sales require one or more face-to-face meetings with the prospective client. Each new client is introduced to one or more of our client support specialists. Sales and client support specialists help install the product. Due to the complex nature of the systems and the amount of client system integration involved, enterprise risk management systems are often subject to an acceptance testing phase. For all of our Core Business products, we work closely with clients to provide ongoing service and support. Our client support professionals provide on-site training in the theories underlying each product and in the use of the product, telephone support and routine consulting services needed in connection with the use of certain of our products.

We use a variety of communication channels to stimulate demand within target markets. We maintain an active World Wide Web site on the Internet. We conduct interviews with trade journals and publish articles in professional journals. We also disseminate targeted mailings. Our research, development, consulting, sales and support specialists regularly speak at industry conferences, trade shows and our own seminars. We participate in more than 60 seminars and workshops per year throughout the world. These seminars and workshops bring researchers and industry professionals together. They expose those professionals to the latest developments in investment theory and technology and give researchers an opportunity to gain insights from our clients.

VENTURES BUSINESS - The marketing, sales and client support activities vary for each BARRA Venture. Each venture has its own independent marketing, sales and client support function.

- POSIT - The institutional investors currently using POSIT include corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker dealers and mutual funds. All marketing, sales and direct (first tier) client support for the various POSIT crossing networks is conducted by the entity licensed to operate each network. BARRA generally provides second tier support to the various POSIT licensees on behalf of the POSIT joint venture. ITG conducts the marketing and provides the sales and first tier client support for U.S. POSIT primarily through the sales, support and consulting activities of its research group. These activities include introducing clients and prospects to the features, pricing and technical/functional specifications of the system. ITGE conducts the marketing and provides the sales and first tier client support for EuroPOSIT. Prebon conducts the marketing and provides the sales and first tier client support for POSIT-FRA. ITGA conducts the marketing and provides the sales and first tier client support for Australia/New Zealand POSIT.

- SYMPHONY - Symphony markets its products and services to pension funds, university endowments and foundations, off-shore banks, fund-of-funds, mutual fund distributors and qualified individuals. Approximately 90% of the assets under management by Symphony are represented by institutional accounts. The remainder are qualified individuals. All marketing of Symphony's asset management activities and products is regulated by the SEC under the Investment Advisers Act of 1940 (Advisers Act). Symphony is also registered with the National Futures Association (NFA) and the Commodity Futures Trading Corporation (CFTC) and is subject to the marketing regulations administrated by those agencies. Symphony's fund products are not registered under the Securities Act of 1933 (Securities Act) and therefore may be marketed and offered only through private communications with qualified investors. The sales and client support for each Symphony Fund are conducted by professionals associated with the respective funds. Each of these funds also sends quarterly performance reports to its investors.

-    OTHER VENTURES -

     - GLOBAL ESTIMATES - Global Estimates aggressively markets its products directly to a broad set of financial service providers and institutional and private investors throughout the world. This venture uses a variety of traditional and web-based marketing tactics to target this broad ranging marketplace. It focuses particularly on investors with data-intensive needs who require comprehensive coverage and who enjoy the flexibility of access to data via electronic delivery. Global Estimates also markets these products indirectly to both financial professionals and the retail market worldwide through a variety of redistribution arrangements. These arrangements generally provide for the display of Global Estimates data on another entity's financial information or electronic brokerage website. Some arrangements permit the redistributor to display Global Estimates data on its proprietary electronic systems or to redistribute Global Estimates data in printed format. The marketing of certain services provided by Directus is subjected to the regulations administered by the Personal Investment Authority in the United Kingdom (PIA).

     - BOND EXPRESS - There are approximately 350 entities using the Bond Express Dealer product and over 50 Web Site Integration clients. Bond Express markets its products to traders at broker/dealer firms and business development people at financial portals. Bond Express uses a variety of traditional and web-based marketing practices to target its clients. Bond Express sells its products directly from its offices in New York City and through its own website at http:\\www.bondexpress.com. Technical support is conducted out of the San Diego, California office. Bond Express also has over 40 redistribution arrangements, which generally provide for the display of Bond Express data on third party websites.

     - BARRA ROGERSCASEY - BARRA RogersCasey uses a variety of methods to market its Investment Consulting and Asset Services:

          - INVESTMENT CONSULTING - This venture primarily serves pension funds, endowments, foundations and other financial intermediaries. BARRA RogersCasey employs a variety of methods to obtain new Investment Consulting relationships. The venture primarily engages in a focused and deliberate sales effort aimed at new prospects and expanding relationships with existing clients. It often receives referrals from clients and others in their clients' industries. In addition, BARRA RogersCasey frequently engages in Requests for Proposal (RFP) processes. During the RFP process, the Investment Consulting team responds to a series of questions and requests for information from a potential client which are designed to determine costs and staff for and performance of a potential project. Generally, several RFPs are submitted simultaneously by competing consultants. The final rounds of the RFP process often involve intensive interviews and presentations to the prospective client. Even if a formal RFP process is not implemented by a prospective client, a similar proposal and competitive interview process is usually followed. The sales process is often managed by a member of the relevant sales group. Consultants are often introduced during the sales cycle and, if the client is obtained, they later manage the relationship.

          - ASSET SERVICES - Asset Services' pension plan management programs and private equity investment programs are marketed to corporate pension plans. The sales and client support for the GDMF are conducted by professionals associated with the fund. This fund also sends quarterly performance reports to its investors. All marketing of asset management activities and products is regulated by the SEC pursuant to the Advisers Act. The GDMF is not registered under the Securities Act and therefore may be marketed and offered only through private communications with qualified investors. All investors in the GDMF are pension plans.

     - STRATEGIC CONSULTING - The Strategic Consulting venture primarily serves money management firms. This venture engages in a focused and deliberate sales effort aimed at prospects and existing clients. They also receive frequent referrals from clients and others in their clients' industries. In addition, the Strategic Consulting venture also engages in the RFP process described above under Investment Consulting. The sales process is often managed by a senior relationship manager at the venture.

POSIT AND SYMPHONY REVENUE CONTRIBUTIONS

Other than revenue from POSIT and Symphony, no entity not entirely owned by us and no customer of any of our business segments accounted for more than 10% of our total operating revenues in 2000. The chart below outlines the contributions to our total operating revenues made by POSIT and Symphony over the last three fiscal years:


                    -----------------------------------------------------------------------------------------------------------
                                 FYE 2000                            FYE 1999                            FYE 1998
                    -----------------------------------------------------------------------------------------------------------
                                         % OF TOTAL                          % OF TOTAL                          % OF TOTAL
                       OPERATING         OPERATING         OPERATING         OPERATING         OPERATING         OPERATING
                        REVENUE           REVENUE           REVENUE           REVENUE           REVENUE           REVENUE
-------------------------------------------------------------------------------------------------------------------------------
POSIT                 $19,064,000            10%          $16,235,000            10%           $10,555,000           9%
-------------------------------------------------------------------------------------------------------------------------------
SYMPHONY              $46,901,000            25%          $25,800,000            16%           $26,537,000          19%
-------------------------------------------------------------------------------------------------------------------------------

We do not believe that the loss of revenue from any single customer or any single entity not wholly-owned by us (other than Symphony or POSIT) would have a material adverse effect on our business, operating results or financial condition. Also see Note 4 of the Notes to our Financial Statements.

RESEARCH AND PRODUCT DEVELOPMENT

Innovations by our research and development operations are critical to the success of our Core Business and to the efforts of several of our Ventures Business. In research and development activities, we approach investment problems from various angles, starting with their theoretical underpinnings and continuing through the practical implementation of solutions. Our goal is to develop and bring to market innovative products and solutions to help our clients make superior investment and trading decisions. This goal has been supported by our substantial research and development investments. We spent approximately $19 million in 2000, $21 million in 1999 and $19 million in 1998 on BARRA-sponsored research and development. These figures include our allocation of research and development costs for POSIT, Symphony and Other Ventures activities. (These amounts represented 10%, 13% and 14%, respectively, of our total operating revenues for those years.) In 2001, we anticipate investing more than $20 million on research and development, including our allocated expenses for Symphony, POSIT and Other Ventures activities.

We work closely with ITG on the research and development of POSIT enhancements. We believe that this effort is necessary to remain competitive in a securities industry with increasing demand for technology-based services. We expect to continue this level of investment to improve existing services and continue the development of new services.

COMPETITION

CORE BUSINESS - The markets for our portfolio risk management and enterprise risk management systems are competitive but fragmented into many areas of specialization. We presently compete over many geographic areas and across many areas of specialization. Competition exists for each of our individual product lines and each of our divisions. We also face competition in particular geographic markets. None of our competitors, however, currently competes across our entire range of products, services and geographic markets for this business segment.

- PORTFOLIO RISK MANAGEMENT SYSTEMS - We compete with several other companies that have developed financial models, applications and databases. Few of these competitors, however, target clients in our major portfolio risk management market, which primarily consists of portfolio managers with an excess of $200,000,000 under management. In addition, no single competitor offers a suite of products that competes with our entire Aegis Suite or Cosmos Suite of products. Certain other of our portfolio risk management systems also face competition. For example, Vestek (a Primark company) and Wilshire Associates each offer products that compete with some products offered by our Aegis Suite. These products and other competitive products, however, often offer levels of functionality different from those offered by our products, fewer options or are designed for a somewhat different group of end users.

- ENTERPRISE RISK MANAGEMENT SYSTEMS - Algorithmics Incorporated, Infinity (a Sunguard company) and Askari (a business unit of State Street Corporation) offer products and services that compete with our enterprise risk management business. These competing products are mostly sold to banks and insurance companies. To date we have focused our enterprise risk management sales efforts primarily on the existing asset manager and plan sponsor client-base for our Aegis and Cosmos portfolio risk management suites of products. These entities represent the largest component of our client base, but we have also targeted, and count as clients, insurance companies, corporate treasurers and a bank.

We believe that the principal competitive factors facing our Core Business are:

     -    research and technical capabilities;
     -    product breadth and architecture;
     -    product features and functions;
     -    quality of customer support and service;
     -    professional and product reputation;
     -    asset coverage;
     -    ease of use; and
     -    price.

We believe that we have certain competitive advantages in each of these areas, including extensive proprietary databases, skilled professional staff, a reputation for excellence developed over years of operation, and an established series of seminars and other training programs. The effort and cost required to develop and maintain our risk models and related databases may present a significant barrier to entry into the marketplaces for certain of our Core Business products. We believe that our extensive experience in product maintenance, together with the economies of scale available to us because of our large client base, give us a competitive advantage in the markets for our Core Business products.

VENTURES BUSINESSES - Due to the wide variety of our Ventures Businesses, their markets are very diverse and often highly specialized.

- POSIT - POSIT competes with services offered by leading brokerage firms and transaction processing firms, with providers of electronic trading and trade order management systems and with financial information services. POSIT also competes with various national and regional and securities exchanges and exchange facilities, The Nasdaq Stock Market and electronic communications networks (ECNs), such as Instinet, and alternative trading systems (ATSs) for trade execution services. Many of POSIT's competitors have substantially greater financial, research and development and our resources. We believe that POSIT competes on the basis of:

     -    access to liquidity;
     -    transaction costs;
     -    market impact cost reduction;
     -    timeliness of execution; and
     -    probability of trade execution.

     Although we believe that POSIT competes favorably with respect to these factors and has established certain competitive advantages, its ability to maintain these advantages will require continued investment in the development of POSIT.

- SYMPHONY - Symphony competes in the highly fragmented asset management industry. Symphony's assets under management represent less than 1% of total assets in the U.S.-based asset management industry. No one firm dominates the asset management industry, however, Symphony has developed a reputation for expertise in the market neutral strategy niche. Barriers to entry are comparatively low in the industry because a few skilled individuals could set-up an asset management business in a relatively short period of time. We believe that competitive factors at work in the asset management industry include product design and implementation, investment performance, client service and retention of key employees.

- OTHER VENTURES - The various BARRA ventures compete in different market places.

     - GLOBAL ESTIMATES - The Global Estimates venture operates in a competitive industry. Due to the breadth of our Global Estimates offerings, we compete with other data providers who often offer U.S. and non-U.S. estimates data along with other investment data products. We believe that the Global Estimates venture has been able to leverage BARRA's reputation for analytics and thoroughly cleansed data. We believe that the principal competitive factors for this division are:

          -    content;
          -    delivery medium;
          - the ability to add value to data through integration and manipulation tools; and
          -    price.

          In Asia and Europe, the Global Estimates venture maintains a leadership position in the market for estimates data. We do not provide proprietary estimate data coverage for North America, but have partnered with a third party to cover U.S. estimates data. In the U.S. and continental Europe, I/B/E/S and First Call are our primary competitors.

     - BOND EXPRESS - The availability of fixed income information and transaction capability over the Internet is evolving rapidly. While no single competitor competes with Bond Express in all of its business lines, there are competitors in each of its target markets. Many of Bond Express's competitors have substantially greater financial resources, however, we believe that the venture's offering dealer network, client base, market position and technology compete well against these entities. In addition, we believe the venture's database is very competitive in terms of both the number of individual offerings and the number of contributing dealers.

     - BARRA ROGERSCASEY - The Investment Consulting and Asset Services units of BARRA RogersCasey compete in different marketplaces.

          - INVESTMENT CONSULTING - Our Investment Consulting unit competes in a fragmented industry offering various consulting services to a variety of institutional investors, including corporate and public retirement plans, endowments and foundations, healthcare organizations, insurance companies and financial intermediaries, as well as high net worth individuals. We believe that competitive factors at work in the consulting industry include:

               -    client service;
               -    industry reputation;
               -    price;
               -    research innovation; and
               -    retention of key employees.

               Competitors for our Investment Consulting venture include Wilshire Associates, Callan Associates, Mercer, Evaluation Associates and Frank Russell.

          - ASSET SERVICES - Our Asset Services venture competes in the highly fragmented asset management industry. No one firm dominates the asset management industry. Barriers to entry are comparatively low in the industry because a few skilled individuals could set-up an asset management business in a relatively short period of time. We believe that competitive factors at work in the asset management industry include product design and implementation, investment performance, client service and retention of key employees.

     - STRATEGIC CONSULTING - While the Strategic Consulting Venture has a differentiated value proposition, several niche and larger consulting firms offer similar services. These firms include general consulting firms such as McKinsey & Co., PriceWaterhouseCoopers and Booz-Allen & Hamilton. We believe that competitive factors at work in the Strategic Consulting industry include:

          -    client service;
          -    industry reputation;
          -    research innovation; and
          -    retention of key employees.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

In general, the revenues from our Core Business and from most of our Ventures Businesses (other than POSIT, Symphony and our non-retainer consulting businesses) are not normally subject to significant variability during a year. We have, however, experienced variability of operating results from quarter to quarter, due to:

-    the trading volume of POSIT;
- Symphony's performance, the timing of the calculation of its performance based fees and the growth of its assets under management;
-    the volume and timing of agreements with new clients;
-    timing of recognition of enterprise risk management revenue;
-    acquisition or restructuring charges;
-    the completion of significant non-retainer consulting engagements;
-    annual employee salary adjustments in July;
- the timing and market acceptance of our new products and technological advances or those of our competitors;
-    foreign currency fluctuations;
-    price levels; and
-    unexpected expenses, unusual charges and write-offs.

All of these sources of variability are expected to continue for the foreseeable future. For a further discussion of Fluctuations in Quarterly Operating Results, see the subsection of the same name under Risk Factors below.

PROPRIETARY RIGHTS AND LICENSES

CORE BUSINESS - We rely on a combination of trade secret, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. We currently hold no patents, but are considering applying for patents on certain of our proprietary technologies.

The following factors contribute significantly to protecting our intellectual property for our Core Business products:

- Access to the knowledge, ability and experience of our employees is necessary for many of our clients to obtain the support necessary to operate our products.
- To achieve full functionality, our products are dependent on timely product enhancements and database updates.
- Initial and continuing access to our proprietary databases is often required for our Core Business products to function.
- Over two decades of data collection and derivation have created an unrivaled historical database.

For a further discussion of Proprietary Rights and Licenses, see the subsection of the same name under Risk Factors below. Also, see Legal Proceedings in Item 3 of this Part 1 for a discussion of pending patent issues.

VENTURES BUSINESSES -

- POSIT - The technology used to operate each of the POSIT systems is owned by the POSIT joint venture. The joint venture in turn licenses the technology to ITG, ITGE and ITGA. Under the terms of our joint venture agreement, we and ITG are prohibited from competing, directly or indirectly, with POSIT. The licensee operators of POSIT are also subject to restrictions on competition with POSIT. Related agreements also require that we provide certain support services to the POSIT partnership, including the availability of experienced personnel and support for the development and maintenance of the POSIT system. The POSIT joint venture may also earn a royalty from licensing POSIT to other businesses in other markets. Under the terms of the joint venture agreement, ITG generally has the right to approve any sale, transfer, assignment or encumbrance of our interest in the POSIT joint venture.

     The intellectual property issues for end users of POSIT mirror those discussed above for the Core Business. Since we do not actively operate any of the POSIT systems, these issues are primarily addressed by the licensee-operators of each crossing system. We do, however, seek to protect our rights through confidentiality and non-disclosure undertakings, non-competition provisions and limitations on use in each POSIT license agreement.

- SYMPHONY AND ASSET SERVICES - Our asset management businesses rely heavily on the knowledge, abilities and experiences of certain employees in those businesses. We seek to protect these knowledge bases (as well as those in our other businesses) through non-disclosure undertakings by our employees. In addition, Symphony uses data from proprietary sources in some of its strategies. It uses exclusive license agreements with the proprietary data vendors in an effort to prevent its competitors from utilizing the same information.

-    OTHER VENTURES -

     - GLOBAL ESTIMATES AND BOND EXPRESS - Our Global Estimates and Bond Express ventures are subject to the same intellectual property factors as described for the Core Business above.

     -    INVESTMENT CONSULTING, STRATEGIC CONSULTING AND INVESTMENT STRATEGIES
          - Our Investment Consulting and Investment Strategies ventures rely heavily on the assets of our Core Business. To that extent, they are vulnerable to the same factors and protected in the same manner described above for the Core Business. In addition, all of these activities rely heavily on the knowledge, abilities and experiences of certain employees. We seek to protect these knowledge bases (as well as those in our other businesses) through non-disclosure undertakings by our employees.

For a further discussion of Proprietary Rights and Licenses, see the subsection of the same name under Risk Factors below.

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

ADVISERS ACT

Our parent company, BARRA, Inc., is currently registered as an investment adviser solely in the state of California but is seeking an exemption from the SEC to permit federal registration under the Advisers Act. Three of our subsidiaries, Symphony Inc., Symphony LLC and BARRA RogersCasey, are registered under the Advisers Act but not under any parallel state statute. As registered investment advisers these entities are required to meet certain financial criteria, including the maintenance of minimum net capital levels. They are also are subject to certain obligations, fiduciary duties and prohibitions with respect to their operations, including their dealings with clients. These include certain required disclosures to clients and potential clients, limitations on receipt of performance-based compensation and restrictions with respect to transactions involving potential conflicts of interest.

We have registered our parent company as an investment adviser because the advice provided by our Investment Strategies unit and provided in one-off consulting arrangements with clients of our Core Businesses may constitute providing investment advice under the Advisers Act. We believe and have adopted the position that the products of our Core Business do not otherwise provide investment advice for purposes of the Advisers Act.

DOL, ERISA, CFTC AND NFA

BARRA RogersCasey provides Investment Consulting services to a large number of pension plans that are regulated by the U.S. Department of Labor (DOL) under the Employee Retirement Income Security Act of 1974 (ERISA). It is possible that BARRA RogersCasey may, as a consultant, be deemed a fiduciary of some of those plans. In such a case, BARRA RogersCasey would be subject to ERISA, which imposes strict obligations on fiduciaries, especially regarding conflicts of interest.

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

DATA PROTECTION ACT

Various statutes in the European Community regulate the collection and distribution of personal data. In the United Kingdom, the Data Protection Act of 1998 (DPA) governs the use of such information by our subsidiaries with offices in England and Scotland.

BROKER DEALER

Our wholly-owned subsidiary, BARRA Analytics Securities, Inc. (BAS), discontinued operations in 1998. In 2000, it dissolved as a Delaware corporation and withdrew its registrations as a broker/dealer with the SEC and as a member of the National Association of Securities Dealers, Inc. (NASD).

SOFT DOLLARS

We estimate that approximately 11% of our total operating revenues are received from U.S. brokers who direct us to provide Core Business products, Global Estimates products and Investment Consulting services to designated clients. These clients are money managers, fund sponsors and consultants using commissions generated by their advised accounts with the broker to obtain investment research and brokerage services. The funds used by these U.S. brokers to pay for the services are referred to in the securities industry as "soft dollars." We also have a data contract with Standard & Poor's Securities, Inc.
(SPSI). Under that contract, SPSI and its affiliates provide us with certain U.S. equity data. In return, the contract requires that only SPSI accounts be used for soft dollar payment for the portions of our products that use SPSI data.

POSIT

Upon POSIT's inception, the POSIT joint venture obtained a "no-action" letter from the SEC. In that letter, the SEC advised POSIT that it would not recommend enforcement action to require registration as a stock exchange. Pursuant to the conditions of the "no-action" letter and under Rule 17a-23 of the Securities Exchange Act of 1934, as amended (Rule17a-23), the operators of POSIT in the U.S. were required to maintain certain records and to provide the SEC with certain reports and data. On April 21, 1999, SEC Regulation ATS became effective. Regulation ATS repealed Rule 17a-23 and established a new regulatory framework for ATSs such as POSIT. Regulation ATS allows ATSs to choose to register as exchanges or as broker/dealers and requires compliance and reporting requirements that are similar to those in Rule 17a-23.

Since the effectiveness of SEC Regulation ATS, ITG and Prebon have operated U.S. POSIT and Fra POSIT, respectively, as part of their own broker/dealer operations. Accordingly, POSIT is no longer subject to the restrictions of the "no-action" letter and has not been registered with the SEC as an exchange.

BRAZILIAN CENTRAL BANK REGISTRATION

Our Brazilian subsidiary, BARRAConsult, Ltda. (BARRAConsult) is required to register its exchange agreements with the Brazilian Central Bank (BCB). While BARRAConsult has presented several agreements for registration, the registration process has not been finalized.

INTERNATIONAL OPERATIONS

In 2000, 1999 and 1998, we derived approximately 30%, 33% and 33% of our total revenues, respectively, from customers outside the U.S. We also have significant operations for our Core Business and Global Estimates unit outside the U.S. They are conducted primarily through our subsidiaries. During 2000, we used an independent contractor to conduct our Core Business in Canada. We also use third parties for the overseas distribution of our Global Estimates products. Please refer to the Geographic Data table in Note 11 of the Notes to our Financial Statements for a breakdown of revenues by major geographic areas and business segments.

In 2000, no single country, outside the U.S. and the U.K., had revenues approaching 10%of our total revenues. In addition, our aggregate sales to European Community countries were about 17% of our revenues.

Certain of our activities outside the U.S. are also subject to government imposed constraints that affect our businesses, including the PIA registration of a portion of our Directus business and the DPA constraints on the use of personal information. See Government Regulation above.

EMPLOYEES

As of May 31, 2000, our Core Business and Ventures Businesses employed 667 persons through our parent company and its subsidiaries. Geographically, this total breaks down approximately as follows:

-    North America - 482;

-    Europe and Africa - 127;

-    Asia and Australia - 49; and

-    South America - 9.

Except for certain of our employees in France and Australia, who were members of state-sponsored labor unions in 2000, none of our employees was represented by a labor union during the fiscal year. We have experienced no work stoppages and generally believe that our employee relations are good. At the end of 2000, we announced a restructuring plan aimed at consolidating our Core Business's sales and client support functions worldwide. As part of that restructuring, we plan to shut down certain offices around the world in 2001, including our office in Paris, France. See Note 13 of the Notes to our Financial Statements.

RISK FACTORS

Our disclosure and analysis in this Form 10-K and in our 2000 Annual Report contain several forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, designed, future, forecast, perceive, possible, potential, targeted, may, scheduled, would, could, should, forward, assure and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, events or results. From time to time we may also provide oral or written forward-looking statements in other materials that we release to the public.

Any or all of the forward-looking statements that we make in this Form 10-K, our 2000 Annual Report or any other public statements we issue may turn out to be wrong. They can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K and our 2000 Annual Report will be important in determining future results. Consequently, no forward looking statement can be guaranteed. Actual future results may vary materially.

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any future disclosures we make on related subjects in our subsequent Form 10-Q, 8-K and 10-K filings with the SEC. Also note the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us or our business. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995. THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE GENERAL DESCRIPTION OF OUR BUSINESS IN THIS PART I AND IN OUR 2000 ANNUAL REPORT AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES, THE SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED ELSEWHERE IN THIS FORM 10-K.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter, as they have in the past. Factors specifically relating to our business segments are outlined below:

- CORE BUSINESS - Our Core Business revenues in any quarter depend substantially upon our total contracting activity (including renewals of existing contracts) and our ability to recognize revenue in that quarter in accordance with our revenue recognition policies. We derive revenue from this business segment primarily through annual subscriptions that automatically renew unless canceled. Annual subscription fees are recorded as revenues over each subscription period at the rate of 1/12th per month. Consequently, sales of subscriptions in any one month impact reported revenues evenly over the next twelve months. For this reason, our Core Business subscription revenues are not normally subject to significant variability during a year. Clients have historically renewed their contracts at a high rate, but there is no assurance that these renewals will continue.

     We also include enterprise risk management system implementation consulting fees in our Core Business revenues. These fees reflect non-recurring, project driven revenues that are implemented in phases as contractual milestones are met. Accordingly, they can be susceptible to a large degree of variability depending on our ability to source new projects and the unpredictable nature and significance of fees associated with specific transactions.

     Our earnings can be affected in our second fiscal quarter because of annual salary adjustments for our employees in July. Our compensation policy historically has involved significant reliance on discretionary bonuses. Because compensation expense is a significant percentage of our operating expenses, the amount of, timing of and accrual for discretionary bonuses could have a material effect on the net income of our Core Business.

- VENTURES BUSINESSES - Diverse factors cause variability of operating results in our various Ventures Businesses:

     - POSIT - The several POSIT systems can experience and have experienced significant fluctuations in trading volume. Since approximately 10% of our operating revenue and a significant portion of our income by segment came from this venture in 2000, these fluctuations can have a significant impact on our revenue and operating income.

     - SYMPHONY - Depending on the performance of the funds under management by Symphony, the portion of its revenues that are derived from performance-based fees could vary substantially. Performance based fees are recognized only at the performance measurement dates contained in the individual account management agreements. These dates can be subject to renegotiation from time to time. The amount of recognized revenues can, therefore, fluctuate significantly based not only on the performance of the funds, but on the timing of their recognition. Since more than 10% of our operating revenue and a significant portion of our income by segment came from Symphony in 2000, these factors often result in significant variability in revenues and operating income for us. Symphony's revenues will continue to depend on its performance and the timing of its performance fee determination dates for the funds it has under management. We expect that this significant variability will continue in the future.

     -    OTHER VENTURES -

          - GLOBAL ESTIMATES AND BOND EXPRESS - The Global Estimates and Bond Express ventures primarily produce subscription revenues, which are subject to the same factors described above for the Core Business.

          - INVESTMENT CONSULTING, STRATEGIC CONSULTING AND INVESTMENT STRATEGIES - Revenues for Investment Consulting and Investment Strategies come primarily from retainer fee relationships. These retainer revenues are recognized ratably over each month and are subject to many of the factors described above for the Core Business. Investment Consulting and Strategic Consulting project revenues in any quarter depend substantially upon total contracting activity and the ability to recognize revenue in that quarter in accordance with BARRA's revenue recognition policies. These revenues can be susceptible to a large degree of variability depending on each venture's ability to source new projects and the unpredictable nature and significance of fees associated with specific transactions.

               Investment Consulting and Strategic Consulting earnings can be affected in our second fiscal quarter because of annual salary adjustments for our employees in July. Our compensation policy historically has involved significant reliance on discretionary bonuses. Because compensation expense is a significant percentage of our operating expenses, discretionary bonuses could have a material effect on our net income.

Our operating expenses are based in part on our expectations regarding future revenue. Our consolidated operating results may be adversely affected if revenue does not develop in a quarter as anticipated. Since expenses are usually incurred before revenues are generated, and because only a small amount of expenses vary with revenue, our consolidated operating results may be impacted significantly by lower revenues. Various factors could cause these lower revenues and could affect quarter to quarter comparisons. Also, much of our revenues are earned under fixed price software subscriptions. Changes in our costs of those subscriptions could have a material adverse effect on our business, financial condition and results of operations.

Accounting standards and practices may require us to defer recognition of license revenue for a significant period after entering into a license agreement. Generally, the subscription fees for our Core Business and Global Estimates products are initially deferred as unearned revenues when payment has been received, after which revenue is recognized ratably over the term of the subscription. Negotiated terms for some of our Core Business sales and consulting services, particularly enterprise risk management solutions, sometimes do not permit revenue recognition at the time of delivery or even as work on the project is completed.

DEPENDENCE ON KEY PERSONNEL

Our future success will depend in large part on our ability to attract, train and retain highly skilled managerial, research, development, sales, support, technical and services personnel. Competition for people in the software and financial services industries is intense. At times, we've had difficulty locating candidates with appropriate qualifications and expertise. None of our executive officers has entered into a long term employment agreement with BARRA. Our failure to attract, train, retain and manage our key personnel, could have a material adverse effect on our business, operating results or financial condition.

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

VOLATILITY OF STOCK PRICE; RISK OF LITIGATION

The trading price of BARRA common stock has in past and may in the future be subject to significant fluctuations in response to factors such as: (a) revenue or results of operations in any quarter failing to meet the expectations (published or otherwise) of the investment community, and the timing of the announcements of such shortfalls; (b) changes in recommendations or financial estimates by securities analysts; (c) acquisitions or sales of significant businesses; (d) new product announcements; (e) conditions and trends generally in the industries in which we operate; (f) adoption of new accounting standards affecting the software or financial services industries; and (g) general market conditions. Further, the stock market has experienced in recent months and may continue in the future to experience extreme price and volume fluctuations that particularly affect the market prices of equity securities of high technology and financial services companies. These fluctuations often are not related, or are disproportionate, to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions have and may continue to have a material adverse effect on the trading price of BARRA common stock. Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits or claims. Any such suit or claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources. In addition, these sorts of claims and lawsuits could have a material adverse effect on our business, financial condition, or results of operations.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

The markets in which we compete are characterized by rapidly changing technologies, extensive research, and new product introductions. Our future growth and financial performance will depend on our ability to continue to quickly develop and introduce new products and enhance our existing products in response to advances in finance theory and computer technology, changing market conditions and increasingly sophisticated customer requirements. We may not be able to enhance existing products or develop and introduce new products that receive market acceptance in a timely manner. Our failure to anticipate or respond adequately to changing market conditions could have a material adverse effect on our business, financial condition, or results of operations. Because we offer products across many geographic areas and many areas of specialization, we often must restrict our product development efforts to a limited number of products and operating platforms. There can be no assurance, however, that efforts we select will be successful or will achieve market acceptance. In addition, the cost of research and development efforts required to keep pace with technological changes may, at times, have a significant effect on our business, operating results or financial condition.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND POTENTIAL INFRINGEMENT OF THIRD PARTY INTELLECTUAL PROPERTY RIGHTS

We consider certain aspects of our products, related internal data update processes and services to be proprietary. We rely on a combination of trade secret, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. We currently hold no patents. Despite our efforts, a third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. We cannot assure that any of the rights granted under any copyright or trademark that we may obtain will protect our competitive advantages. Our competitors may also independently develop and patent technology that is the same or similar to ours or may obtain access to our proprietary technology. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Also, some elements of our products and services are not subject to intellectual property protection.

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

- PATENTS - We currently hold no patents. Recent court rulings clarifying U.S. patent law appear, however, to have strengthened the viability of patents for investment-related products. In light of these developments, we are considering applying for patents on certain of our proprietary technologies. Patent applications can be extremely costly to process and defend. Further, we cannot assure that any of the rights granted under any patent that we may obtain will protect our competitive advantages.

     There are numerous patents in the software and investment solutions industries and new patents are being issued at a very rapid rate. Many of these patents are of the "business method" variety. These recent developments appear to be prompting many of our competitors and potential competitors to seek patents on their investment solutions technologies. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon other locations where patent applications are filed, remain secret until the issuance of the patent. In light of these factors, we do not believe it is feasible to determine in advance whether any of our existing products or any of their components or a service or method infringes on the patent rights of others. From time to time we will receive notices from others containing claims or potential claims of intellectual property infringement. We may also be called upon to defend a joint venture partner, customer, vendor or licensee against such third party claims. Responding to these types of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business, operating results or financial condition. Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. These royalty or licensing agreements, if available at all, may not be available on terms acceptable to us. See Legal Proceedings in
     Item 3 of this Part 1 for a discussion of pending patent issues.

- LICENSE AGREEMENTS - The software and data products of our Core Business and Ventures Businesses are generally licensed to end users on a periodic subscription basis in a nontransferable license signed by the client. We also permit access to some products through the Internet under on-line licenses that are acknowledged by the licensee. The enforceability of these on-line licenses has not been conclusively determined by the courts. We are frequently required to obtain licenses to the proprietary rights of data vendors or others. There can be no assurance that these licenses will be made available on terms acceptable to us, if at all.

- TRADE SECRET AND COPYRIGHT - Existing trade secret and copyright laws only offer us limited protection for our proprietary assets. We believe that the rapid pace of technological change in the software and investment solutions industries will only make trade secret and copyright protection less significant over time. Consequently, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Since most of the software and data products of our Core Business and Ventures Businesses require access to our proprietary databases, we also believe that trade secret and copyright protection are not significant factors in the protection of our proprietary rights. We also rely on the following factors:

     -    the knowledge, ability and experience of our employees;
     -    timely product enhancements and database updates; and
     -    the availability and quality of our support and consulting services.

- CONFIDENTIALITY UNDERTAKINGS - Our license agreements restrict clients' disclosure of proprietary information contained in our products. It may be possible, however, for unauthorized parties to copy aspects of our products or to obtain and use information that we regard as proprietary. We also rely heavily on the knowledge, abilities and experiences of certain employees. We seek to protect these knowledge bases through non-disclosure agreements with our employees. The laws of each jurisdiction in which we employ personnel and enter into licenses with our clients vary with regard to the extent these sorts of undertakings may be enforced.

POTENTIAL LIABILITY BASED ON USE OF PRODUCTS AND SERVICES

Our license and consulting agreements have provisions designed to limit our exposure to potential liability claims brought by our clients or other third parties. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Use of our Core Business and Ventures Businesses products and services for investment decision-making creates the risk that clients, or the parties whose funds are managed by our clients, may pursue a claim against us. Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources. If a claim against us were successful, the resulting damages could have a material adverse effect on our business, financial condition, or results of operations.

GOVERNMENT REGULATION

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. It is very difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses. A change in or failure to comply with any applicable laws, rules or regulations could result in fines, penalties, suspensions or revocations of licenses or permits. We believe that our existing products and services comply with all applicable laws, rules and regulations. However, there can be no assurance that these laws, rules or regulations will not change in the future, or that such changes will not materially adversely affect our business, financial condition or results of operations.

- ADVISERS ACT - We believe and have adopted the position that our Core Business products and Global Estimates products do not provide investment advice for purposes of the Advisers Act. Future developments in our product line or in the regulatory environment could cause this status to change. If that happens, we may have to broaden our disclosures to the SEC and to adopt the strict compliance procedures mandated by the Advisers Act for a much broader segment of our business. These changes could also trigger obligations to comply with investment advisory regulations in foreign jurisdictions where we market our products. These heightened obligations would entail significant additional costs to us.

- PIA PRINCIPAL - The individual named in Directus' PIA registration as the supervisor of the regulated activities ceased to be our direct employee in 1999. During 2000, he was retained by us to supervise the conduct of those activities. If our retainer of the Directus supervisor were to terminate during 2001, we would have to find another individual with the required qualifications to fill this role or cease conducting the related activities.

- DPA - The collection and dissemination of personal data relating to individuals is regulated in the United Kingdom under the DPA. Our subsidiaries, BARRA International, Ltd. and BARRA (U.K.), Ltd. have each registered under the DPA, and we are currently in the process of registering Directus, Ltd. To the extent our business practices are deemed to conflict with the requirements of the DPA, we may be subject to fines or other penalties.

- POSIT - Following the adoption of Regulation ATS, POSIT has continued to operate as a broker-dealer and is not registered as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of ATSs such as POSIT. Also, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed on automated trade execution systems. There can be no assurance that Congress will not enact legislation applicable to alternative trading systems. If POSIT were to become subject to regulation as a stock exchange, it is possible that POSIT could not operate effectively. Loss of revenues from POSIT would materially adversely affect our financial condition and results of operations.

- SOFT DOLLARS - We also estimate that approximately 11% of our total revenues are received from soft dollar transactions. For several years the investment community has debated the purchase of goods and services with soft dollars, and the practice is regulated in the U.S. by the SEC and the DOL. Legal or regulatory changes may restrict or prohibit us from providing services to money managers in exchange for soft dollars. Such changes could have a material adverse effect on our business, financial condition, or results of operations.

- BRAZILIAN CENTRAL BANK - BARRAConsult is required to register its exchange agreements with the BCB. While BARRAConsult has presented several agreements for registration, the registration process has not been finalized.

COMPETITION

Each of the markets in which our Core Business and Ventures Businesses operate has become increasingly competitive in recent years. In some of these segments, our competitors have substantially greater financial, research, development and other resources. There can be no assurance that (a) we and/or our business partners will continue to have sufficient resources to succeed in our efforts and be successful in maintaining our competitive advantages or (b) our competitors will not devote significantly more resources to competing activities.

CHANGES IN GENERAL ECONOMIC CONDITIONS

The U.S. and certain other economies have experienced an extended period of growth in recent years. In a recession, it is likely that assets under management would decrease thereby decreasing the revenues to asset managers. While such economic events could increase general interest in our products and services, reduced asset management revenues would place pressure on our clients to cut their cost of services, which could adversely impact our sales and renewal rates.

RISKS ASSOCIATED WITH BUSINESS COMBINATIONS

As part of our overall strategy, we may continue to acquire or invest in complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other businesses. Some common risks in these arrangements include: (a) the difficulty of assimilating the operations and personnel of the combined companies; (b) the risk that we may not be able to integrate the acquired technologies or products with our own; (c) the substantial management time devoted to such activities; (d) undisclosed liabilities; (e) the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;
(f) the failure to realize anticipated benefits (such as cost savings and synergies); and (g) customer dissatisfaction with, or problems caused by, the performance of any acquired technologies. We may not be successful in overcoming these risks or any other problems encountered in these transactions. In addition, there can be no assurance that acquired businesses will achieve anticipated revenues and earnings.

MANAGEMENT OF GROWTH AND CHANGES IN STAFFING

We have experienced an extended period of (a) revenue growth; (b) growth into new foreign markets; (c) expansion of our Core Business and our Ventures Businesses and related services; and (d) substantial fluctuations in the number of our employees. These changes have resulted in new and increased responsibilities for our management and have placed a significant strain on our operating and financial controls and other resources. To accommodate recent growth, compete effectively, and manage potential future growth, we must continue to implement and improve the speed and quality of our products and services, management decisions, reporting systems, procedures, and controls. Our personnel, procedures, systems, and controls may not be adequate to support our future operations.

POSSIBLE ADVERSE EFFECTS OF OPTION EXERCISES

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of BARRA common stock could be materially adversely affected. At March 31, 2000, there were outstanding exercisable options to purchase approximately 1.2 million shares of BARRA common stock issued under various BARRA stock option plans. As of that date, options to purchase about 1.2 million shares of BARRA Common Stock had exercise prices below our closing common stock price on March 31, 2000 ($33.875).

EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS AND ANTI-TAKEOVER PROVISIONS; POSSIBLE ISSUANCE OF PREFERRED STOCK

Our Certificate of Incorporation, Bylaws, and certain Delaware laws contain provisions that may discourage acquisition bids for BARRA. This may deprive stockholders of certain opportunities to receive a premium for their shares as part of a purchase of BARRA. We may issue preferred stock in the future without stockholder approval upon terms approved by our Board of Directors. The rights of our common stockholders will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to buy, or of discouraging a third party from buying, a majority of our outstanding stock. We have no present plans to designate or issue any shares of preferred stock.

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

YEAR 2000

The "Year 2000" or "Y2K" problem is the inability of computer systems and embedded computer chips to distinguish between the year 1900 and the year 2000. During 2000, we allocated approximately 50 full-time equivalent employees from our research and data management groups to work almost exclusively on our Year 2000 efforts. To the extent individuals within these groups were dedicated to these efforts, we experienced delays in developing enhancements to our products, as well as delays in our research efforts supporting our next generation of products. For a more comprehensive discussion of response to the Year 2000 Problem, see the Year 2000 discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Form 10-K.

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

Directly and through our subsidiaries, we leased office space in 18 cities around the world during 2000. At the end of 2000, we announced a restructuring plan aimed at consolidating our Core Business's sales and client support functions worldwide. As part of that restructuring, we announced plans to shut down certain offices around the world in 2001, including our offices in Paris, France, Singapore, and Westborough, Massachusetts. See Note 13 of the Notes to our Financial Statements.

CORE BUSINESS - During 2000, this business unit had employees and operations in the following locations:

-    Berkeley, California, U.S.A:
-    Cape Town, South Africa;
-    Edison, New Jersey, U.S.A;
-    Frankfurt, Germany;
-    Hong Kong, China;
-    London, England;
-    Mexico City, Mexico;
-    New York, New York, U.S.A;
-    Paris, France;
-    Rio de Janeiro, Brazil;
-    Singapore;
-    Sydney, Australia;
-    Westborough, Massachusetts, U.S.A;
-    Yokohama, Japan.

VENTURES BUSINESSES -

- POSIT - Our employees for this venture are located in BARRA's New York, New York office and in the offices of ITG. The licensees of the various POSIT systems maintain local offices to support each of those systems.

- SYMPHONY- This venture has employees and operations in San Francisco, California.

-    GLOBAL ESTIMATES - This venture has full-time employees in Edinburgh,
     Scotland.

- BOND EXPRESS - Our employees for this venture are located in New York, New York and San Diego, California.

-    BARRA ROGERSCASEY - BARRA RogersCasey has employees in Darien, Connecticut.

- STRATEGIC CONSULTING - Strategic Consulting has employees in Darien, Connecticut.

- INVESTMENT STRATEGIES - Employees for this unit are located in Berkeley, California.


ITEM 3.       LEGAL PROCEEDINGS

- REDPOINT ROYALTY ISSUE - On June 17, 1998, we purchased substantially all of the assets of RJM Ventures, Inc., formerly known as Redpoint Software Inc. ("RJM"). The terms of the acquisition required that we make royalty payments equal to a certain percentage of the software license fee for qualifying product sales between April 1, 1999 and December 31, 2000. On May 26, 2000, we received a notice from RJM disputing our royalty calculation applicable to the quarter ended March 31, 2000. In particular, RJM claimed that at least an additional $910,937 in royalties is payable as a result of a contract signed by a client of BARRA during the March 2000 quarter. We are disputing this claim primarily on the basis that the RJM's calculation includes revenues unrelated to this client's software license fee. We continue to believe that our calculation of the royalty complies with the terms of the acquisition agreement and we intend to vigorously defend the claims made by RJM including, if warranted, participating in arbitration proceedings. These types of disputes, however, are subject to inherent uncertainties and may be costly to defend. There can be no assurance that the claim made by RJM will be resolved favorably to us.

- POSIT PATENT ISSUE - In June 1999, we received notice from ITG of patents purportedly owned by Belzberg Financial Markets & News International Inc. and Sydney Belzberg, an officer of that company (the Belzberg Patents). At that time, ITG informed us that one or more of the Belzberg Patents may relate to the devices, means or methods used by the POSIT electronic system, the POSIT joint venture, ITG and/or their customers, licensees or joint venture partners in the operation of the POSIT business. ITG has also informed us that on March 5, 1999, a Canadian licensee of ITG technology received a letter asserting that the ITG licensee was infringing one of the Belzberg Patents. We understand that the ITG licensee has denied the claims of infringement and has asserted that the Belzberg Patent at issue is invalid or unenforceable. Under certain conditions, ITG may have a duty to defend or indemnify the licensee for any costs or damages arising out or an infringing use of the technology licensed by ITG. In turn, under certain conditions, the POSIT joint venture and we, as one of its general partners, may have a duty to defend or indemnify ITG. We are monitoring the matter with ITG and intend to take all appropriate action. We are unaware of any actual claims of patent infringement leveled against the POSIT system, the POSIT joint venture or any of POSIT's customers or joint venture partners by any of the title owners of the Belzberg Patents. Based upon our review of the matter as disclosed to us by ITG, we believe that any such claims arising out of the Belzberg Patents would be without merit and we would vigorously defend any such claim, including, if warranted, participating in legal proceedings. Intellectual property disputes are, however, subject to inherent uncertainties. There can be no assurance that any potential claim could be resolved favorably to us or that the claims or their resolution would not have a material adverse effect on our business, operating results or financial condition.

- COLUMBIA PATENT ISSUE - On May 31, 2000, we received a letter from Columbia Innovations Enterprises (CIE) a division of Columbia University in the City of New York (Columbia). The letter noted CIE's understanding that BARRA's "Cosmos-US Valuation products utilize quasi-random numbers," suggested that we review two patents held by Columbia (U.S. Patent Nos. 5,940,810 and 6,058,377 (Columbia Patents)), and noted that Columbia would be prepared to license the Columbia Patents to BARRA at reasonable terms and conditions. We are presently reviewing the Columbia Patents with counsel. Our preliminary review indicates that our products do not infringe either Columbia Patent and that a license from Columbia would be unnecessary. Based upon that preliminary review, we also believe that any claims arising out of the Columbia Patents would be without merit and we intend to vigorously defend any such claim, including, if warranted participating in the initiation of legal proceedings. Intellectual property disputes are, however, subject to inherent uncertainties and often can be very costly to defend. There can be no assurance that any potential claim could be resolved favorably to us or that the claims or their resolution would not have a material adverse effect on our business, operating results or financial condition.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

As of June 6, 2000, the following executive officers hold the offices indicated until their successors are chosen and qualified at the next annual meeting of our shareholders:


NAME                           AGE          POSITION
Andrew Rudd                    50           Chairman

Kamal Duggirala                41           President and Chief Executive Officer

James D. Kirsner               56           Chief Financial Officer

Maria Louisa Hekker            38           General Counsel, Chief Legal Officer and Secretary

Andrew Huddart                 39           Executive Vice President

Claes Lekander                 38           Executive Vice President

Aamir Sheikh                   40           Executive Vice President

Gregory Stockett               34           Vice President of Finance

Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors or executive officers of the Company.

KAMAL DUGGIRALA - Mr. Duggirala joined our predecessor in 1984. He served in various roles of increasing responsibility in our Electronic Brokerage and Trader products and Advanced Technology divisions from 1984 to 1993. In 1994, he became our President and in 1999 he became our Chief Executive Officer.

MARIA LOUISA HEKKER - Ms. Hekker has been our General Counsel since 1992. Prior to joining BARRA, she worked in the San Francisco and Milan offices of the law firm of Graham & James from 1988 to 1992.

ANDREW HUDDART - Mr. Huddart joined BARRA in 1997. From 1997 to 1999, he served as President of our Investment Data Products division and as a Senior Vice President. He served as our Chief Operating Officer from 1999 to 2000. In 2000, Mr. Huddart became an Executive Vice President and he currently runs the Distribution division of our Core Business. Prior to joining BARRA, Mr. Huddart worked with Reuters in the U.S. and Europe from 1983 to 1997.

JAMES D. KIRSNER - Mr. Kirsner has been our Chief Financial Officer since 1993. In 2000, he also assumed management oversight of our Ventures Businesses. Prior to joining BARRA, Mr. Kirsner was with Arthur Andersen & Co. from 1966 to 1993.

CLAES LEKANDER - Mr. Lekander joined BARRA in 1985 as a Consultant. He served in various roles of increasing responsibility in our Equity Services and Product Management divisions from 1985 to 2000. Mr. Lekander became an Executive Vice President in 2000 and currently manages our Core Business's Applications division.

ANDREW RUDD - Dr. Rudd joined our predecessor in 1975. He served as our President from 1984 to 1992, our Chief Executive Officer from 1984 to 1999, as a member of our Board of Directors since 1986 and as Chairman since 1992. Between 1977 and 1982, Dr. Rudd was a professor of finance and operations research at Cornell University in Ithaca, New York.

AAMIR SHEIKH - Dr. Sheikh joined BARRA in 1994 as a Senior Consultant. He served in various positions (each with increasing responsibility) in our Research Department and with our Enterprise Risk Management enterprise from 1994 to 2000. In 2000, Dr. Sheikh became an Executive Vice President and assumed management responsibility for our Core Business's Content division. From 1987 to 1994, Dr. Sheikh was an assistant professor of finance at Indiana University School of Business in Bloomington, Indiana.

GREGORY STOCKETT - Mr. Stockett joined BARRA in 1996 as Finance Manager. He became Director of Finance in 1998 and Vice President of Finance in 2000. Prior to joining BARRA, Mr. Stockett was with Deloitte & Touche LLP from 1989 to 1996.

                                     PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Our common stock is listed on The NASDAQ Stock Market (the "NSM") under the trading symbol "BARZ." This table displays the range of high and low trade prices for our common stock as reported on the NSM.


 1999           HIGH       LOW               2000           HIGH       LOW               2001           HIGH       LOW
1st Quarter     29.000     19.875           1st Quarter     26.375     17.875           1st Quarter     60.000     28.000
2nd Quarter     25.500     18.500           2nd Quarter     25.375     19.500           (through June 6, 2000)
3rd Quarter     28.000     15.625           3rd Quarter     33.000     19.125
4th Quarter     26.875     17.500           4th Quarter     39.000     26.750

At June 6, 2000 there were approximately 3600 holders of our common stock. To date, we have paid no cash dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our capital requirements and financial condition and other relevant factors. Our Board of Directors does not intend to declare any dividends in the foreseeable future. On June 6, 2000 the closing price for our common stock as reported by the NSM was $45.094.

ITEM 6.       SELECTED FINANCIAL DATA

The information on the inside cover of the 2000 Annual Report under the heading "Financial Highlights" regarding our selected financial data required by this
Item 6 is incorporated by reference. (See also Item 7 below in Part II of this Report.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains descriptions of our current expectations and forecasts regarding future trends affecting our business. These forward-looking statements and other forward looking statements made elsewhere in this Form 10-K and in our 2000 Annual Report to Shareholders are made in reliance on safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For further information regarding how to identify forward looking statements and the factors that could cause actual results to differ, please look at the Risk Factors section in Part I of this Form 10-K. Any or all of the forward-looking statements that we make in this Form 10-K, our 2000 Annual Report to Shareholders or any other public statements we issue may turn out to be wrong. It is also important to remember that other factors besides those listed in the Risk Factors section could also adversely affect us and our business, operating results or financial condition.

THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE RISK FACTORS SECTION OF PART I OF THIS FORM 10-K, OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES IN THIS PART II AND THE SELECTED FINANCIAL DATA CONTAINED IN OUR 2000 ANNUAL REPORT.

RESULTS OF OPERATIONS

The following table shows the percentage of total operating revenues represented by items in our consolidated statements of income for the years ended March 31:


                                                                     2000        1999        1998
                                                                  ------------------------------------
Operating Revenues:
Subscription and consulting fees                                      64.1%       72.5%       70.7%
Electronic trading                                                    10.2        10.3         8.8
Asset management                                                      25.7        17.2        20.5
------------------------------------------------------------------------------------------------------
   Total operating revenues                                          100.0%      100.0%      100.0%
------------------------------------------------------------------------------------------------------
Operating Expenses:
Cost of subscription products                                          4.3%        6.0%        5.3%
Compensation and benefits                                             47.1        49.4        45.2
Occupancy                                                              3.9         4.8         4.0
Other operating expenses                                              13.7        17.6        18.2
------------------------------------------------------------------------------------------------------
   Total operating expenses before acquisition and other charges      69.0        77.8        72.7
Restructuring charges                                                  4.8         -           -
Non-recurring acquisition charges and write-off of goodwill
    and capitalized software costs                                     -           2.5         7.2
------------------------------------------------------------------------------------------------------
   Total operating expenses                                           73.8%       80.3%       79.9%
------------------------------------------------------------------------------------------------------
Interest Income and Other                                              2.1%        0.9%        1.4%
------------------------------------------------------------------------------------------------------
Income Before Equity in Net Income and Loss of
    Investees, Minority Interest, and Income Taxes                    28.3%       20.6%       21.5%
  Equity in Net Income and Loss of Investees                           -          (0.4)       (0.3)
  Minority Interest                                                   (8.5)       (5.1)       (6.2)
------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                            19.8%       15.1%       15.0%
Income Taxes                                                          (7.2)       (6.9)       (9.2)
------------------------------------------------------------------------------------------------------
Net Income                                                            12.6%        8.2%        5.8%
======================================================================================================

OPERATING REVENUES

In 2000, we reorganized into two business units, BARRA Core and BARRA Ventures. Our Core Business consists of one business segment, portfolio risk management and enterprise risk management systems. Our Ventures Business consists of three business segments: Symphony, POSIT and Other Ventures. See Note 11 to the Notes to our Financial Statements for further information about our segments.

SUBSCRIPTION AND CONSULTING FEES. Subscription and consulting fees consist of annual subscription fees and other related revenues for our Core Business portfolio risk management and enterprise risk management systems, as well as other revenues from the following ventures: subscription fees from Global Estimates and Bond Express and annual retainer and project fees from our BARRA RogersCasey, Strategic Consulting and Investment Strategies ventures. A summary of the components of this revenue is as follows (amounts in thousands):


                                                     2000                              1999                     1998
                                       --------------------------------- ---------------------------------- --------------
                                                       % CHANGE FROM                      % CHANGE FROM
                                            $           PRIOR YEAR             $            PRIOR YEAR            $
                                            -           ----------             -            ----------            -
Core product subscriptions -
continuing products                        86,505          16                74,430            16               64,347
Core product subscriptions -
discontinued fixed income products            595         (93)                7,885             3                7,695
Other Core product related                  6,267         (20)                7,811            69                4,631
Investment and Strategic Consulting        19,320          13                17,026            (2)              17,398
Global Estimates and Bond Express
                                            6,871          (8)                7,509            61                4,677
                                       -----------------------------------------------------------------------------------
     Total                                119,558           4               114,661            16               98,748
                                       ===================================================================================

Core product subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related data updates. We generally bill and collect these fees on an annual basis, but recognize the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients (including subscriptions to enterprise risk management systems) and increasing revenues from existing customers through the introduction of new products, features and services.

For 2000 compared to 1999, annual subscription fee revenue for continuing products for the U.S. and non-U.S. markets increased approximately 22% and 12%, respectively. For 1999 compared to 1998, annual subscription fee revenue for continuing products for the U.S. and non-U.S. markets increased approximately 22% and 13%, respectively. Revenue growth in the U.S was primarily driven by sales of our new enterprise risk management software, which had a 69% increase in revenues in 2000, and equity models and related data reflecting the continued success of our Aegis suite of products. In non-U.S. markets, equity model and global fixed income model revenues contributed to the increase.

Revenues from discontinued fixed income products represent annual subscription fees and related revenues associated with our U.S. single country fixed income model which we discontinued as part of a restructuring plan in April 1999. Revenues for 2000 only represent amounts earned on these products during April 1999. As part of the restructuring, we agreed to provide license and support services without charge from May 1, 1999 until the product termination dates. The termination dates ranged from October to December 1999.

Other Core product related revenues include consulting and implementation fees associated with enterprise risk management system installations, timesharing revenues, seminar revenues and one-time fees. The decline in these revenues from 1999 to 2000 reflects increases in implementation and consulting fees from enterprise risk management system installations, offset by declines in timeshare and other one-time fees. The increase in implementation and consulting fees reflects growth in the installed base for our enterprise risk software. The decline in timeshare revenues is the result of discontinuing our timesharing product platform at the end of calendar 1999. Our timesharing revenues have decreased over the past few years as we have converted our timesharing platform products to operate on our clients' in-house computers. The increase in these revenues from 1998 to 1999 was primarily due to implementation and consulting fees on enterprise risk management systems, which coincided with the launch of that product line in June 1999. Also contributing to the increase that year was an increase in one-time fees associated with some consulting projects and sales of historical data files.

Consulting fees consist of services delivered by the BARRA RogersCasey, Investment Consulting and Strategic Consulting ventures. The Investment Consulting group of BARRA RogersCasey provides services to pension plan sponsors usually under recurring, retainer-based fee arrangements. The Strategic Consulting venture provides consulting services to asset managers, which are usually nonrecurring, project-type engagements that are completed in phases. For 2000 compared to 1999, consulting revenues increased as a result of growth in both retainer and project fees for both ventures. Consulting fees for 1999 compared to 1998 decreased slightly reflecting modest growth in retainers and project fees for the Investment Consulting division offset by lower Strategic Consulting project fees.

Revenues from Bond Express and Global Estimates primarily consist of subscription fees to bond offering database and earnings estimate products. The increase in revenues from 1998 to 1999 reflects modest growth in Bond Express revenues and the inclusion of a full year of operations for Global Estimates, which was acquired midway through fiscal 1998. The decrease in revenues from 1999 to 2000 reflects continued growth in Bond Express customer subscriptions offset by a decline in Global Estimates revenues. In 2000, the Global Estimates business released its first electronic version of the earnings estimate product but sales of this new product have not yet exceeded the cancellations of the previous printed version of the product.

ELECTRONIC TRADING. Our electronic trading revenues increased $2.8 million or 17% in 2000 compared to 1999 and increased $5.7 million or 54% in 1999 over 1998. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems. Shares traded in the U.S. POSIT system were 6.5 billion, 5.8 billion and 3.6 billion, for calendar years ended December 31, 1999, 1998 and 1997, respectively. Our POSIT revenue increases reflect higher trading volumes on U.S. and EuroPOSIT.

ASSET MANAGEMENT. Our asset management revenues increased $20.8 million or 76% in 2000 over 1999 and decreased $.9 million or 3.2% in 1999 compared to 1998. Asset management revenues consist of business from both Symphony and the Asset Services division of BARRA RogersCasey.

Symphony's revenues consist primarily of asset management fees, which are a fixed percentage of asset value, and performance fees, which are based on the performance over a benchmark for each client account. Symphony's total revenues were $46.9 million for 2000, $25.8 million for 1999 and $26.5 million for 1998. Performance fees included in total revenues were $28.2 million, $10.6 million and $14.7 million for 2000, 1999 and 1998, respectively. Performance fees are recognized only at the measurement date for determining performance of an account. The measurement date typically is at the end of the first year of a client's contract and on each subsequent annual anniversary date for the years after the first year. The performance fee increases in 2000 were principally the result of investment performance significantly exceeding benchmarks. For 1999 compared to 1998, although Symphony again exceeded its benchmarks, its performance fees decreased as a result of lower investment performance in excess of benchmarks offset in part by growth in assets subject to performance fees. The increases in performance fees in 2000 and 1998 were the result of not only investment performance in excess of benchmarks, but the fact that assets under management that were subject to performance fees grew significantly in each of those years.

As of the beginning of 2001, Symphony had approximately $5.0 billion of assets under direct management (an increase of 85% over the beginning of 2000). $3.0 billion of these assets are managed under agreements that provide for performance fees in addition to a base management fee. This represents an increase of 67% over the beginning of 2000. These amounts include approximately $750 million of leverage associated with performance fee accounts in addition to the capital invested by Symphony clients.

Symphony's future revenues will depend to a great extent on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

REVENUES FROM NON-U.S. CUSTOMERS. The percentage of our total operating revenues that come from our non-U.S. customers represented 30%, 33% and 33% in 2000, 1999 and 1998, respectively. The percentage of revenues derived from our non- U.S. customers in 2000 declined from 1999 as a result of significant increases in asset management revenues, which are all U.S. based. The percentage of our subscription and consulting revenues (total revenues excluding electronic trading and asset management revenues) that come from non-U.S. customers has remained unchanged at approximately 46% for the last three fiscal years.

OPERATING EXPENSES

COST OF SUBSCRIPTION PRODUCTS. Cost of subscription products consists of our computer access charges, software and data costs, computer leasing and seminar expenses. This component of operating expenses decreased $1.5 million or 16% in 2000 over 1999 and increased $2.2 million or 30% in 1999 over 1998. The decrease in 2000 was the result of lower computer leasing and access charges due to the termination of our VAX-based platform for fixed income and equity models in 2000. Also contributing to the decrease were lower software and seminar expenses. Software expenses declined due to lower amortization on previously capitalized amounts as a result of writing-off capitalized software costs in 1999 associated with discontinued fixed income products. Seminar expenses decreased as a result of fewer events in 2000. Increases in 1999 over 1998 are primarily due to higher costs for data, computer and Internet access delivery systems and our purchased software expenses.

COMPENSATION AND BENEFITS. Our compensation and benefits increased $9.7 million or 13% in 2000 over 1999 and increased $15.9 million or 26% in 1999 over 1998.

Increases in our compensation and benefits costs for 2000 compared to 1999 were primarily the result of increases in incentive compensation at Symphony, higher Y2K project-related costs and increases in employee-related benefit costs, offset partially by a reduction in the average full-time employee headcount of approximately 5%. Symphony's incentive compensation costs are computed as a percentage of their operating profits and therefore adjust up or down based on profitability. Y2K related costs for outside consultants and special Y2K bonuses, which amounted to $3.7 million in 2000 and $2.0 million in 1999, increased as a result of using more outside consultants combined with special additional incentive compensation for employees involved with the Y2K Project. Increases in our compensation and benefits for 1999 compared to 1998 reflect increases in full-time employees of approximately 13% (including acquired businesses), general wage increases and approximately $1.5 million in outside consultant costs related to Year 2000 remediation activities. Increases in our group insurance costs and other related employee benefits have also contributed to increases in each of the past three years.

Our annual salary administration and performance evaluation process results in annual reviews and salary adjustments that are effective as of July 1 of each year.

OCCUPANCY. Our occupancy costs decreased $.3 million or 4% in 2000 over 1999 and increased $2.1 million or 38% in 1999 over 1998. The decrease in occupancy costs for 2000 reflects additional sublease income from leasing some of our excess facilities as well as charging a portion of some facility costs related to supporting discontinued fixed income products to the restructuring charge during 2000. The increase in occupancy costs for 1999 compared to 1998 is the result of the impact of acquired businesses as well as additional rental costs and related leasehold improvements for office expansions completed in Berkeley, San Francisco, New York and Connecticut during 1998 with further expansion and related improvements completed in Berkeley, London and Edinburgh during 1999. For 2000, we expect occupancy costs to rise again as a result of a planned relocation of our Yokohama, Japan office to Tokyo and added costs from facilities no longer engaged in restructuring activities.

OTHER OPERATING EXPENSES. Our other operating expenses decreased $2.3 million or 8% and increased $2.9 million or 11.8% in 1999 compared to 1998. Our other operating expenses include: travel; office; maintenance; depreciation; amortization; marketing; advertising; outside legal and accounting services; business insurance; data and other expenses related to the asset management operations; and other corporate expenses.

Decreases in other operating expenses in 2000 compared to 1999 consisted primarily of lower costs for printing and postage, data costs related to asset management activities, professional services, and amortization of intangibles. The decreases in printing and postage reflect lower costs for distribution of earnings estimate and other products due to greater use of electronic delivery systems. Data costs associated with asset management activities declined due to lower negotiated rates in 2000. The decrease in amortization of intangibles reflects our April 1999 restructuring and the write-off of goodwill associated with discontinued fixed income products. Decreases in professional services reflect the absence of any significant legal or other corporate activities in 2000. Growth rates in various other operating expenses were also lower as a result of the restructuring plans implemented during 2000.

Increases in other operating expenses in 1999 compared to 1998 consisted primarily of increased costs for travel, telephone insurance, legal and other professional services and amortization of intangibles. The increases in travel, telephone and other professional services reflect associated growth in revenues, employees and related organizational and compliance issues. The increase in amortization of intangibles is the result of acquisition activities during 1998 and 1999.

NON-RECURRING ACQUISITION CHARGES, WRITE-OFF OF GOODWILL AND CAPITALIZED SOFTWARE COSTS AND RESTRUCTURING COSTS. In 1998, we recorded a charge of approximately $9.9 million related to purchased in-process research and development in connection with our June 1997 acquisition. The portion of the purchase price allocated to purchased in-process technology was determined based on a valuation study completed shortly after the closing of the acquisition. The portion of the purchase price allocated to purchased technology was immediately expensed.

In April 1999, our management announced and implemented a restructuring plan to reduce the cost of operating our U.S. fixed income business and focus future development and sales efforts on global and enterprise-wide fixed income products. The restructuring plan discontinued certain U.S. fixed income products and eliminated various sales, client and product support positions and related facilities within the U.S. Revenues from discontinued products ceased on April 30, 1999. Customers who had prepaid subscriptions for periods after April 30, 1999 received refunds by August 31, 1999. Although the decision to discontinue these products was made in April 1999, certain support activities continued through December 31, 1999.

We recorded two significant charges in connection with the April 1999 restructuring plan. The first charge of $3,990,000 was recorded in the quarter ending March 31, 1999. It consisted of a write-off of goodwill and capitalized software development costs related to discontinued products and is included in non-recurring acquisition charges and write-off of goodwill in the accompanying consolidated statements of income. The second charge, recorded in the quarter ended June 30,

1999, was for restructuring costs of $5,563,000 and related to severance and termination benefits for approximately 50 employees, discontinued product support costs between May 1, 1999 and December 31, 1999, and excess facilities costs.

In March 2000, our management announced and implemented a restructuring plan aimed at consolidating a global structure for our Core Business's sales and client support organization. This restructuring plan consisted principally of closing four offices, canceling one of our most significant outside computing services contracts, and terminating approximately 20 employees. All termination notices and benefits were communicated to the affected employees prior to March 31, 2000. We recorded a charge of $3,463,000 in connection with this restructuring plan.

OTHER INCOME AND EXPENSES

INTEREST INCOME AND OTHER. Our interest income and other increased $2.5 million or 173% in 2000 compared to 1999 and decreased $.4 million or 22% in 1999 compared to 1998. The increase in 2000 was primarily the result of a $1.7 million gain on the sale of Lycos, Inc. stock. We received the Lycos stock in exchange for our shares of Quote.com Inc., which was acquired by Lycos in December 1999. Also contributing to the increase in 2000 were higher gains on marketable equity securities held for trading. These investments primarily consist of funds managed by Symphony and the returns have improved significantly over last year. The decrease in 1999 compared to 1998 was due to two factors. The average invested balance of our accounts was lower in 1999 than in 1998. In addition, consistent with changes to market interest rates, the average interest rate for our accounts declined.

EQUITY IN NET INCOME AND LOSS OF INVESTEES. Net losses from our joint ventures and other strategic relationships represent primarily our share of losses from our equity investments in Data Downlink Corporation, Risk Reporting Limited, and Global POSIT. The decrease in losses for 2000 reflects the liquidation of our investment in Global POSIT during 1999 and the dilution of our investment in Data Downlink in 2000 below 20% ownership so that we no longer exercise significant influence in their operations and accordingly no longer include their losses in our results. The increase in losses in 1999 over 1998 was primarily due to increased losses from our investment in Data Downlink Corporation.

MINORITY INTEREST. Minority interest represents the profits interest of the Symphony LLC principals. Increases or decreases in minority interest reflect corresponding changes in the level of profits from the Symphony venture.

FOREIGN CURRENCY - As an international corporation, our business generates revenues from clients throughout the world. We maintain sales and representative offices worldwide and hold certain deposits and accounts in foreign currencies. Our revenues are generated in both United States and non-U.S. currencies. Subscriptions in the United Kingdom and the European Community are priced in pounds sterling (pounds) and Euros, respectively. Additionally, our consolidated subsidiary, BARRA Japan, generates revenues, has expenses and has assets and liabilities denominated in Japanese yen. All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. Our management has considered its exposures to foreign currency fluctuations. To this point we have decided not to engage in hedging or managing exposures to foreign currency fluctuations through contracts for the purchase, sale or swapping of currencies. Because we do not engage in hedging, a strengthening of the U.S. dollar versus other non-U.S. currencies could have a material adverse affect on our business, results of operations and financial condition. We expect to begin hedging certain currency exposures in 2001.

For 2000 compared to 1999, the U.S. dollar strengthened against the pound and Euro and weakened against the yen. The resulting net effect of these movements in average exchange rates on operating revenues and net income was an increase of approximately $1,500,000 and $400,000, respectively. For 1999 compared to 1998, the U.S. dollar strengthened against the yen and Euro and weakened against the pound. The resulting net effect of these movements in average exchange rates on operating revenues and net income was a decrease of approximately $1,000,000 and $400,000, respectively. For 1998 compared to 1997, the U.S. dollar strengthened against the yen and European Currency Units and weakened against the pound. The resulting net effect of these movements in average exchange rates on operating revenues and net income was a decrease of approximately $1,400,000 and $200,000, respectively.

Because the functional currency of BARRA Japan is the yen, the translation gains and losses associated with the consolidation of its balance sheets at points in time are reported as part of shareholders' equity.

Under current operating arrangements in the countries in which we do business, there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company except in Brazil, where we are required to register exchange agreements with the Central Bank.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). Statement 133 establishes methods of accounting for derivative financial statements and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issues Statement No. 137, "Accounting for Derivative Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. We have not determined the effect, if any, that adoption will have on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, marketable equity securities held for trading, and marketable debt securities available-for-sale totaled $81 million at March 31, 2000, representing an increase of $26 million from March 31, 1999. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $5 million, of which no amounts have been, or are presently anticipated to be, drawn down on that line of credit.

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations.

PRINCIPAL FINANCIAL COMMITMENTS

As of June 6, 2000, our principal financial commitments consisted of obligations under operating leases and contracts for office facilities, possible future royalties payable to RJM shareholders, and severance and other related compensation associated with the restructuring plan announced in March 2000. Our Board of Directors has also authorized the repurchase of up to 500,000 shares of our common stock and has authorized up to $17 million in funds as "seed" investments for new asset management products developed by Symphony. Approximately $2.0 million of that amount has yet to be disbursed.

YEAR 2000

As of March 31, 2000, we had not experienced any Year 2000 related failures that we expect would have a material adverse effect on our business, operating results or financial condition, We have not been required to utilize our contingency plans, and as of March 31, 2000, no claims had been brought against BARRA based upon Year 2000 issues. A small number of our data vendors experienced Year 2000 problems that resulted in our receipt of delayed and/or inaccurate data, but such problems do not appear to have materially affected either our operations or our clients.

The total direct costs of our Year 2000 project include fees paid to outside solution providers, the costs of repairing or replacing hardware and the direct costs associated with our internal labor expenses. Cumulative Year 2000 project costs through March 31, 2000 totaled approximately $10.5 million, of which approximately $4.65 million were costs for outside contractors. We anticipate that we will incur no significant Year 2000 related costs in 2001.

We believe that it is unlikely that our business will be materially adversely affected due to the Year 2000 issue and expect that such likelihood will continue to diminish with time. We cannot guarantee, however, that our computer systems or the systems of other companies upon which our operations rely will not be adversely affected by problems associated with the Year 2000 issue. For a detailed discussion our Year 2000 state of readiness, risks and contingency plans, please refer to our previous SEC filings on Forms 10-Q.

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury securities. These investments totaled approximately $61 million at March 31, 2000 with an average interest rate of approximately 5.3%. At March 31, 2000, the portfolio also had approximately $6.7 million of short-term, high credit quality municipal debt securities with an average taxable equivalent interest rate of 7.2%. The short-term money market funds, U.S Treasury securities and the municipal debt securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.

From time to time, we provide the initial invested funds for the startup of new investment products offered by Symphony. In these cases the primary considerations are related to supporting a new business rather than making investments that fall under the guidelines of our investment policy.

Our investments in market-neutral programs, which amounted to approximately $13.3 million at March 31, 2000, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management and our Board of Directors.


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

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The capitalization of BARRA Japan includes approximately $1.9 million invested in a yen-denominated mutual fund. (See Note 2 to the Notes to our Financial Statements.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
BARRA, Inc.
Berkeley, California

We have audited the accompanying consolidated balance sheets of BARRA, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BARRA, Inc. and subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
-------------------------

April 20, 2000

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND 1999
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                                             2000                  1999
                                                                                             ----                  ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                   $ 53,320              $ 31,343
Investments in marketable equity trading securities                                           13,334                11,638
Investments in marketable debt securities available-for-sale                                  14,090                12,089
Accounts receivable:
     Subscription and other (Less allowance for doubtful accounts of $755 and                 18,411                20,774
$526)
     Asset management                                                                          8,984                 9,059
     Related parties                                                                           7,392                 4,326
Prepaid expenses                                                                               2,116                 2,361
-------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                    117,647                91,590
-------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS IN UNCONSOLIDATED COMPANIES                                                        1,775                 2,602
PREMISES AND EQUIPMENT:
     Computer and office equipment                                                            20,909                21,272
     Furniture and fixtures                                                                    6,029                 5,872
     Leasehold improvements                                                                    8,747                 8,647
-------------------------------------------------------------------------------------------------------------------------------
          Total premises and equipment                                                        35,685                35,791
    Less accumulated depreciation and amortization                                           (18,366)              (17,312)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              17,319                18,479
DEFERRED TAX ASSETS                                                                            4,355                 3,036
COMPUTER SOFTWARE
     (Less accumulated amortization of $1,455 and $1,015)                                      1,994                   958
OTHER ASSETS                                                                                     832                 1,188
GOODWILL AND OTHER INTANGIBLES
     (Less accumulated amortization of $7,304 and $4,691)                                     24,840                25,236
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                      $ 168,762             $ 143,089
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                               $ 975                $2,288
Due to related party                                                                               -                   200
Accrued expenses payable:
     Accrued compensation                                                                     14,084                10,770
     Accrued corporate income taxes                                                           13,437                 5,544
     Accrued restructuring charges                                                             2,654                     -
     Other accrued expenses                                                                    9,966                 9,026
Unearned revenues                                                                             26,579                23,790
-------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 67,695                51,618
-------------------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES                                                                       1,994                 1,398

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                                      2,287                 1,868

STOCKHOLDERS' EQUITY:
Preferred stock, no par; 10,000,000 shares authorized; none issued and outstanding

Common stock, $.0001 par value; 75,000,000 shares authorized; 13,675,550 and
14,012,852
      Shares issued and outstanding                                                                1                     1
Additional paid-in capital                                                                    16,208                31,764
Retained earnings                                                                             80,321                56,885
Accumulated other comprehensive income (loss)                                                    256                 (445)
-------------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                               96,786                88,205
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                      $ 168,762             $ 143,089
===============================================================================================================================

         The accompanying notes are an integral part of the BARRA, Inc.
                       Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                                  2000              1999              1998
                                                                                  ----              ----              ----
OPERATING REVENUES:
Subscription and consulting fees                                                  $119,558          $114,661           $98,748
Electronic trading                                                                  19,064            16,235            10,555
Asset management                                                                    47,927            27,163            28,075
-------------------------------------------------------------------------------------------------------------------------------
   Total operating revenues                                                        186,549           158,059           137,378
-------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Cost of subscription products                                                        7,953             9,471             7,266
Compensation and benefits                                                           87,825            78,080            62,143
Occupancy                                                                            7,195             7,512             5,462
Other operating expenses                                                            25,680            27,931            24,994
Restructuring charges                                                                9,024                 -                 -
Non-recurring acquisition charges and write-off of goodwill and
   capitalized software costs                                                            -             3,990             9,914
-------------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                                        137,677           126,984           109,779
-------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME AND OTHER                                                            3,980             1,460             1,877
-------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE EQUITY IN NET INCOME AND LOSS OF INVESTEES,
  MINORITY INTEREST, AND INCOME TAXES                                               52,852            32,535            29,476

EQUITY IN INCOME AND LOSS OF INVESTEES                                                (113)             (582)             (377)

MINORITY INTEREST                                                                  (15,824)           (8,073)           (8,438)
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                          36,915            23,880            20,661
INCOME TAXES                                                                       (13,479)          (10,871)          (12,752)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $23,436           $13,009            $7,909
===============================================================================================================================

Net Income Per Share:
   Basic                                                                             $1.68              $.94              $.59
   Diluted                                                                           $1.60              $.89              $.55
Shares used in Net Income Per Share Calculation:
   Basic                                                                        13,986,430        13,868,988        13,300,198
   Diluted                                                                      14,634,919        14,603,203        14,264,565


         The accompanying notes are an integral part of the BARRA, Inc.
                       Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
(IN THOUSANDS)


                                                                            2000               1999               1998
                                                                            ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $23,436            $13,009             $7,909
Adjustments to reconcile net income to net cash provided
by operating activities:
    Equity in income and loss of investees                                     113                582                377
    Minority interest                                                       15,824              8,073              8,438
    Depreciation and amortization                                            7,682              6,683              5,106
    Amortization of computer software                                          495                807                541
    Unrealized gains on marketable equity securities held for               (2,420)              (509)              (573)
      trading
    Purchase of marketable equity securities held for trading                 (958)            (5,190)            (2,833)
    Non-cash restructuring charges                                           2,654                  -                  -
    Write-off of goodwill and capitalized software development                   -                                     -
      costs                                                                                     3,990
    Write-off of acquired in-process technology                                  -                  -              9,914
    Other                                                                     (279)              (764)               (29)
  Changes In:
    Accounts receivable - Subscription and other                             2,363             (2,622)            (3,308)
    Accounts receivable - Asset management                                      75             (6,609)              (342)
    Accounts receivable - Related parties                                   (2,957)              (471)              (838)
    Prepaid expenses                                                           245               (396)              (469)
    Other assets                                                               356                276               (179)
    Accounts payable, due to related party and accrued expenses             13,007              4,357              4,150
    Unearned revenues                                                        2,789              1,564              2,359
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   62,425             22,780             30,223
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (5,769)            (8,734)            (8,857)
Sale (purchase) of  marketable debt securities - available for                 430             (3,469)             4,591
sale, net
Acquisitions - cash paid                                                    (1,631)            (5,517)           (14,491)
Investments in unconsolidated companies                                       (144)              (886)            (1,853)
Payments on notes receivable                                                     -                  -              5,419
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (7,114)           (18,606)           (15,191)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments to minority shareholders                                     (15,405)            (8,205)            (8,403)
Payments on notes payable and lines of credit                                    -                  -               (713)
Proceeds from sales of common stock                                          4,325              3,349              2,740
Common stock repurchased                                                   (22,254)            (1,648)              (814)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                      (33,334)            (6,504)            (7,190)
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                       21,977             (2,330)             7,842
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              31,343             33,673             25,831
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    53,320            $31,343            $33,673
===========================================================================================================================

OTHER CASH FLOW INFORMATION


Cash paid during the year for:
    Interest                                                                 $  --               $  2              $  64
    Income taxes                                                             3,668              8,119              6,948
Non-cash investing transactions  - See Note 3

         The accompanying notes are an integral part of the BARRA, Inc.
                       Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)


                                                                             ACCUMULATED
                                                              ADDITIONAL        OTHER
                                        COMMON STOCK            PAID-IN     COMPREHENSIVE    RETAINED
                                 ---------------------------
                                    SHARES       AMOUNT         CAPITAL     INCOME (LOSS)    EARNINGS        EQUITY
                                 ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997            12,625,971          $1       $12,877         $(471)          $35,967       $48,374
                                 ---------------------------------------------------------------------------------------
Repurchase of Stock                   (28,194)                     (814)                                         (814)
Stock issued                        1,077,611                    12,606                                        12,606
Tax benefit from Option Exercises                                 3,161                                         3,161
                                 ---------------------------------------------------------------------------------------
Subtotal                           13,675,388           1        27,830          (471)           35,967        63,327
                                 ---------------------------------------------------------------------------------------
Foreign Currency Translation
    Adjustment                                                                   (485)                          (4 85)
Net Income                                                                                        7,909         7,909
                                                                                                          --------------
Comprehensive Income - subtotal                                                                                 7,424
                                 ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998            13,675,388           1        27,830          (956)           43,876        70,751
                                 ---------------------------------------------------------------------------------------
Repurchase of Stock                   (84,829)                   (1,648)                                       (1,648)
Stock issued                          422,293                     3,349                                         3,349
Tax benefit from Option                                           2,233                                         2,233
Exercises
                                 ---------------------------------------------------------------------------------------
Subtotal                           14,012,852           1        31,764          (956)           43,876        74,685
                                 ---------------------------------------------------------------------------------------
Foreign Currency Translation
    Adjustment                                                                    511                             511
Net Income                                                                                       13,009        13,009
                                                                                                          --------------
Comprehensive Income - subtotal                                                                                13,520
                                 ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999            14,012,852           1        31,764          (445)           56,885        88,205
                                 ---------------------------------------------------------------------------------------
Repurchase of Stock                  (801,600)                                                                (22,254)
                                                                (22,254)
Stock issued                          464,298                     4,325                                         4,325
Tax benefit from Option                                           2,373                                         2,373
Exercises
                                 ---------------------------------------------------------------------------------------
Subtotal                           13,675,550           1        16,208          (445)           56,885        72,649
                                 ---------------------------------------------------------------------------------------
Foreign Currency Translation
    Adjustment                                                                    701                             701
Net Income                                                                                       23,436        23,436
                                                                                                          --------------
Comprehensive Income - subtotal                                                                                24,137
                                 ---------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000            13,675,550          $1       $16,208          $256           $80,321       $96,786
                                 =======================================================================================

         The accompanying notes are an integral part of the BARRA, Inc.
                       Consolidated Financial Statements.

BARRA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:

NOTE 1 - THE COMPANY

BARRA, Inc. ("BARRA", the "Company", "we", "us" or "our") and its subsidiaries are engaged in integrated business activities that combine technology, data, software and services to help clients make investment and trading decisions. Our clients and target markets include investment managers, plan sponsors and consultants, brokers and dealers, insurance companies, banks, and other institutional and private investors throughout the world. BARRA has two business units - BARRA Core and BARRA Ventures. BARRA's Core business unit focuses on delivering software and related services for portfolio decision support and enterprise risk management solutions. BARRA's Venture businesses are investments, joint ventures or significant licensing arrangements that leverage the ideas and intellectual property of the Core business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of BARRA, its wholly-owned subsidiaries and Symphony Asset Management, LLC ("Symphony LLC"). (See Note 4.) All significant intercompany transactions and balances have been eliminated. Certain amounts previously reported have been reclassified to conform to the 2000 presentation.

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

INVESTMENTS IN MARKETABLE EQUITY TRADING SECURITIES include $13,334,000 at March 31, 2000 and $11,638,000 at March 31, 1999 invested in funds managed by Symphony LLC and the Asset Services group of BARRA RogersCasey Inc., two of the Company's registered investment adviser subsidiaries. The funds hold both long and short positions in equity securities and at times buy and sell short-term market index instruments, which the managers use to hedge general market risk. These investments are considered to be trading securities and accordingly are recorded at their fair value and any unrealized gains or losses are included in interest income and other.

INVESTMENTS IN MARKETABLE DEBT SECURITIES AVAILABLE-FOR-SALE - At March 31, 2000, we had $5.5 million invested short-term U.S. Treasury obligations maturing in June 2000. Also included in available-for-sale securities is a U.S. dollar equivalent of $1,876,000 at March 31, 2000, and $5,591,000 at March 31, 1999,
invested in a Japanese yen-denominated mutual fund which is invested primarily in government and other bonds and certificates of deposit in Japan. The Company also had investments in municipal debt securities of $6,714,000 at March 31, 2000 and $6,498,000 at March 31, 1999. Interest on these municipal securities is tax exempt and adjusts to market rates during designated interest reset periods which occur at least every month. The municipal securities have stated maturity dates ranging from July 1999 to May 2029, but each security grants the investor the option to put the security back to the issuer during exercise periods which generally coincide with interest reset dates. All marketable debt securities are considered to be available-for-sale and are recorded at fair value which approximates their cost.

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

GOODWILL AND OTHER INTANGIBLES includes purchased goodwill and purchased model rights which are amortized on a straight line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are ten to twenty years). It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs in which case there would be a write-down of the carrying amount or a shortened life of the intangibles in the near term.

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

COMPUTER SOFTWARE that has been purchased is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over three years. Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of a product. The establishment of technological feasibility and the ongoing assessment of the recoverability of costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no internal software development costs have been capitalized by the Company to date.

REVENUE RECOGNITION - Subscription fees are initially deferred as unearned revenues when payment has been received and revenue is recognized ratably over the subscription term. Timesharing revenues, which are included in subscription and consulting fees, are recognized as computer resources are utilized. Consulting fees for recurring, retainer-based services are recognized ratably over the term of the service contract. Consulting fees for non-recurring projects are recognized on a percentage of completion basis.

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

FOREIGN CURRENCY TRANSLATION - The functional currency of all non-U.S. operations except BARRA International (Japan), Ltd., the company's wholly-owned Japan subsidiary ("BARRA Japan"), is deemed to be the U.S. dollar. For non-U.S. operations other than Japan, assets and liabilities are translated into U.S. dollars using current exchange rates, and the translation adjustment effects are included in net income. The functional currency of BARRA Japan is the Japanese yen and, therefore, the effects of currency translation adjustments on its assets and liabilities are recorded as other comprehensive income or loss which is included as a component of stockholders' equity.

STOCK-BASED AWARDS to employees are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We also comply with the disclosure requirements of Statement of Financial Accounting Standards No. 123. (See Note 10.)

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

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE - In 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements. Statement 131 requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. In addition, it establishes standards for related disclosures about products and services, geographic areas and major customers (See Note 11.)

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issues Statement No. 137, "Accounting for Derivative Statement No. 133," which amended Statement No. 133 by deferring the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not determined the effect, if any, that adoption will have on our consolidated financial position or results of operations.

NOTE 3 - BUSINESS COMBINATIONS

BOND EXPRESS - In January 1999, we completed the acquisition of the general partnership interest in Bond Express LP ("Bond Express"). The purchase price for the remaining interest was $1 million, plus certain contingent consideration based upon total revenues of Bond Express products earned during calendar 2000. In February 2000, we modified the terms of our acquisition of the Bond Express business. The modification eliminated the contingent payment that otherwise would have been payable in exchange for paying the seller an additional $1.1 million. The initial consideration of $1 million plus the additional consideration of $1.1 million have been added to goodwill and are being amortized over 10 years. The results of operations and financial position of Bond Express have been consolidated in our financial statements since June 1996.

REDPOINT - On June 17, 1998 we paid $5.5 million for substantially all of the assets and assumption of certain liabilities of Redpoint Software Inc., which was renamed RJM Ventures Inc. following the closing ("RJM"). Initial terms of the acquisition agreement also provided for payments of up to an additional $12.5 million over a period of two years following the closing based upon the financial performance of the acquired assets. In April 1999, the acquisition agreement was amended to replace the payment of contingent consideration based on financial performance with a provision for royalty payments equal to a certain percentage of future software license fees through December 2000. In connection with the amended purchase agreement, we paid an additional $1.5 million in cash representing additional purchase price of $600,000 and prepaid royalties of $900,000. Approximately 45% of the prepaid royalty and any future royalties are partially or fully refundable to us in the event certain key former employees of Redpoint leave BARRA before required employment periods. As a result, 45% of any royalties earned will be recorded as compensation expense over the term of the required employment.

The remaining portion of royalties will be recorded as additional goodwill. Compensation expense related to prepaid royalties is $202,500 for the year ended March 31, 2000. RJM, however, has claimed at least an additional $910,937 in royalties under a client contract executed in the March 2000 quarter. We dispute this claim and intend to vigorously defend our position. We made no additional royalty payments during 2000.

The acquisition has been accounted for as a purchase, and the results of the business acquired from RJM are included in the accompanying consolidated financial statements from the date of acquisition only. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on estimated fair values. This allocation resulted in tangible assets of $200,000, consisting principally of premises and equipment, and goodwill of $6.4 million which is being amortized on a straight-line basis over ten years. Comparative pro forma financial information has not been presented as the results of operations of Redpoint were not material to our consolidated financial statements.

GLOBAL ADVANCED TECHNOLOGY ("GAT") AND INNOSEARCH CORPORATION ("INNOSEARCH") - On June 24, 1997, we completed the acquisition of a 100% equity interest in GAT and a majority ownership interest in Innosearch, an affiliate of GAT. The total purchase price of approximately $19,904,000 included 704,589 shares of unregistered BARRA common stock valued at $9,866,000, liabilities assumed of $6,058,000, and cash and transaction costs of $3,980,000. In February 1998, an additional $1,000,000 was paid in connection with the acquisition of the remaining minority interest in Innosearch, which resulted in additional goodwill of $469,500. The acquisitions were accounted for as a purchase, and the results of GAT and Innosearch are included in the accompanying consolidated financial statements from the date of acquisition only.

The cost of the acquisitions was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This allocation resulted in tangible assets of $3,763,000 consisting principally of accounts receivable and premises and equipment, capitalized software of $1,217,000, purchased in-process technology of $9,914,000, deferred tax assets of $1,100,000 and goodwill of $3,910,000. The amount allocated to purchased in-process technology was immediately expensed. Goodwill from the acquisition was initially amortized over ten years until March 31, 1999 when it was written off. We recorded a charge of $3,990,000 in March 1999 to write-off the remaining unamoritized amounts of goodwill and capitalized software costs in connection with discontinuing certain U.S. fixed income products. (See Note 13)

THE ESTIMATE DIRECTORY ("TED") AND DIRECTUS - On October 9, 1997, BARRA (U.K.), Ltd., our wholly-owned subsidiary, completed the acquisition of the assets and assumption of certain liabilities of two businesses from Edinburgh Financial Publishing Limited ("EFP") and two of EFP's affiliates for a total purchase price of $17,412,000. The two businesses are TED, a database of analysts' earnings estimates, and Directus, a corporate directors equity trading information service. The total purchase consisted of $11,778,000 in cash, liabilities assumed of $4,897,000 and transaction costs of $737,000. The acquisition was accounted for as a purchase, and the results of BARRA (U.K.), Ltd. are included in the accompanying consolidated financial statements from the date of acquisition only.

The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed and resulted in goodwill of $15,536,000 which is being amortized over 20 years.

The following unaudited pro-forma information shows the consolidated results of operations for the year ended March 31, 1998 as if the acquisitions of GAT, Innosearch, TED, and Directus had occurred as of April 1, 1997 and at the purchase prices established on the actual dates of acquisition. Acquisition charges of approximately $10 million were assumed to have been incurred on April 1, 1997 and are, therefore, not included in the following presentation (in thousands except for per share amount).


                                                                    1998
                                                                    ----
         Operating revenues                                         $142,479

         Net income                                                 $16,981

         Net income per share  - diluted                            $1.18

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


NOTE 4 - SYMPHONY LLC

The capitalization of Symphony LLC consists of three Interest Classes (Class 1, Class 3 and Class 4, as defined in the Operating Agreement). Class 1 and Class 4 interests belong to Symphony Inc. (which is a wholly-owned by BARRA) while the Class 3 interest belongs to Maestro LLC, whose owners are the principals of Symphony LLC. At March 31, 2000, the total capital accounts attributable to BARRA were $4.4 million and the capital account of Maestro LLC was $2.3 million. In the event of sale or liquidation of the business, BARRA's Class 1 interest would receive a preferential distribution of $2.1 million prior to the payout of any other capital account and the remaining amount would be split equally between Symphony Inc. and Maestro LLC.

The Operating Agreement provides for a profits interest (the Class 3 interest) that started at 25% and grew to a maximum of 50% based on levels of Symphony LLC operating income (as defined in the Operating Agreement). The Class 3 interest attained the maximum profits interest in the quarter ended March 31, 1998.

Beginning April 1, 1999, Symphony LLC granted awards to certain key employees under an Equity Appreciation Plan ("EAP"). The EAP provides discretionary awards equal to a certain percentage interest in the equity of Symphony LLC which vest over time until retirement or immediately in the event of death, disability or sale of Symphony LLC. At March 31, 2000, awards representing an interest of approximately 7% in Symphony LLC had been granted. Compensation expense on each award is measured as the difference between the fair market value of the award and the exercise price of the award. Compensation expense for each award is initially deferred and then charged to compensation expense evenly over the remaining period of the employee's service until retirement. Compensation expense on EAP awards for the year ended March 31, 2000 was $266,000.

We have consolidated the financial position and results of operations of Symphony LLC and separately recorded the Class 3 interest share of net assets and net income as a minority interest. The Class 3 interests share of profits was $15,824,000 $8,073,000 and $8,423,000 for the years ended March 31, 2000,
1999 and 1998, respectively.

NOTE 5 - INCOME TAXES

The provision for income taxes for the years ended March 31, consists of the following (in thousands):


                                              2000                                1999                               1998
                                          -----------                        ------------                      ------------
CURRENT:
Federal                                       $11,523                             $7,816                           $10,582
State                                             742                                793                               107
Foreign                                         1,937                              3,103                             1,489
                                            ---------                           --------                          --------
Total current                                  14,202                             11,712                            12,178
                                           ----------                          ---------                         ---------

DEFERRED:
Federal                                         (711)                            (1,053)                               346
State                                             (3)                               (50)                                39
Foreign                                           (9)                                262                               189
                                            ---------                             ------                          --------
Total deferred                                  (723)                              (841)                               574
                                         ------------                           --------                          --------

TOTAL TAX PROVISION                           $13,479                            $10,871                           $12,752
                                              =======                            =======                           =======

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. No valuation allowances for deferred tax assets were deemed to be necessary at the balance sheet dates presented. The tax effect of significant temporary differences representing deferred tax assets and liabilities as of March 31 is as follows (in thousands):


                                                                       2000                                        1999
                                                                  -----------                                 ------------
DEFERRED TAX ASSETS
Accrued vacation pay not currently deductible                           $ 784                                       $ 515
Other accrued expenses not deductible                                   1,300                                         485
Restructuring charges not currently deductible                          1,039                                           -
State taxes                                                               608                                           -
Deferred rent                                                             320                                         344
Research and development costs not currently deductible                     -                                         397
Capitalized software                                                        -                                       1,064
Other                                                                     304                                         231
                                                                     --------                                    --------
   Total                                                               $4,355                                      $3,036
                                                                       ------                                      ------

DEFERRED TAX LIABILITIES
Intangibles                                                             $ 240                                       $ 737
Basis difference in fixed assets                                        1,591                                           -
Prepaid expenses currently deductible                                     163                                         190
Income recognized for book purposes not currently taxable                   -                                         176
Other                                                                       -                                         295
                                                                   ----------                                    --------
   Total                                                               $1,994                                      $1,398
                                                                       ------                                      ------

NET DEFERRED TAX ASSET                                                 $2,361                                      $1,638
                                                                       ======                                      ======

The reconciliation between the tax rate computed by applying the United States federal statutory tax rate of 35.0% to income before income taxes and the actual effective tax rate is as follows:


                                                                      2000            1999          1998
                                                                 ---------------- -------------- ------------
Income tax at statutory rate                                          35.0%           35.0%         35.0%
State income tax, net of federal income tax effect                     3.4             3.6           4.0
Foreign taxes higher than federal rate                                 2.7             1.4           3.7
Non-taxable portion of dividends and interest                         (.2)            (.5)          (.6)
Effect of foreign sales corporation earnings                          (1.5)           (1.4)         (1.4)
Nondeductible acquisition charges and write-offs                        -              5.8          16.8
Other                                                                 (2.9)            1.6           4.2
                                                                 ---------------- -------------- ------------
Income tax at effective rate                                          36.5%           45.5%         61.7%
                                                                 ================ ============== ============

NOTE 6 - LEASES AND OTHER COMMITMENTS

Aggregate minimum future annual lease payments for facilities under operating leases are as follows (in thousands):


                                                                                         AGGREGATE ANNUAL
                  YEAR ENDING MARCH 31:                                                    LEASE PAYMENTS
                  ---------------------                                                  ----------------
                          2000                                                                 $5,034
                          2001                                                                  5,472
                          2002                                                                  5,109
                          2003                                                                  4,148
                          2004                                                                  3,339
                          Thereafter                                                            9,810
                                                                                               ------
                          Total                                                               $32,912
                                                                                              =======

Rental expense was $5,179,000, $5,510,000 and $4,225,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

We had an agreement with an outside computer service provider for computer facilities which was terminated as of March 31, 2000. Our expense for outside computer usage was $1,891,000, $2,796,000 and $2,706,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

We have also committed to funding an additional $2.0 million for certain asset management products developed by Symphony. This funding is expected to occur during 2001.

NOTE 7 - ELECTRONIC TRADING

POSIT is a computerized institutional trading system that is owned by a general partnership between us and ITG, Inc. ("ITG"). The partnership has licensed the U.S. equity version of POSIT to ITG, which operates the POSIT system for U.S. equities. Our revenues represent a 95% share of license royalties paid by ITG to the partnership.

Global POSIT was established as a 50% owned joint venture in the United Kingdom on May 31, 1990. It operated a computerized trading network that was designed to facilitate trading in international equities. Profit and loss was allocated 50% to the Company and 50% to ITG, the other joint venture partner. Our share of losses is included in equity in net loss of investees and was $169,000 and $287,000 in the years ended March 31, 1999 and 1998, respectively. During 1999, BARRA and ITG terminated the Global POSIT joint venture.

In November 1998, the POSIT partnership granted a license to a joint venture between ITG and Societe Generale to use the POSIT technology for the trading of equities of European issuers. EuroPOSIT currently covers U.K. and European Country equities. A royalty is paid to the POSIT partnership based upon the commissions received for trades of European securities on EuroPOSIT. We receive a share of that royalty after the payment of certain enhancement and development costs. Revenues to BARRA from EuroPOSIT for the years ended March 31, 2000 and 1999 were $1,199,000 and $73,000, respectively.

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED COMPANIES

In March 1997, we purchased 68,037 shares of Series C Convertible Preferred Stock in Quote.Com, Inc. ("Quote.Com") for $446,000. In April 1997, we purchased an additional 46,368 shares of the same securities for $304,000. In December 1999, we received 33,903 shares of Lycos, Inc. stock as part of Lycos' acquisition of Quote.Com. In January 2000, we sold all of our shares in Lycos for a pre-tax gain of $1,682,000.

In April 1997, we purchased 272.7 shares of Series A Convertible Preferred Stock of Data Downlink Corporation ("DDL") for $1,500,000. During 1999, we purchased
47.29 shares of Series C Convertible Preferred Stock for $372,000. At March 31, 1999 we owned approximately 20% of DDL and accounted for our investment in DDL using the equity method. In June 1999, DDL received additional funding which diluted our ownership below 20% and resulted in our change to the cost method of accounting for the remainder of fiscal 2000. Our equity in DDL's losses was $66,000, $273,000 and $170,000 for the years ended March 31, 2000, 1999 and
1998, respectively. In April 2000, we purchased 964,630 shares of Series F Convertible Preferred Stock of DDL for $3,000,000 which increased our ownership to approximately 16%.

In 2000, we made investments of $144,000 and had equity in losses of $47,000 in various other companies or joint ventures. In 1999, we made investments of $514,000 and had equity in losses of $140,000 in other investments.

NOTE 9 - RETIREMENT PLANS

We sponsor a tax-qualified employee savings and retirement plan for all eligible U.S. employees. Eligible employees may contribute up to 15% of their earnings, subject to annual limitations. We match qualified employee contributions dollar for dollar up to an annual maximum of $2,000 and employees vest in our match over the first five years of their employment. Contribution expense was $827,000, $802,000 and $782,000 for the years ended March 31, 2000, 1999 and
1998, respectively.

NOTE 10 -STOCK-BASED COMPENSATION PLANS

Stock Option Plans

STOCK OPTION PLAN.

On July 29, 1991, we adopted a Stock Option Plan (the "Plan") for the granting of stock options to employees (including officers and employee directors) and non-employee directors or consultants. The Plan was modified in 1994 and 1997 to provide for a maximum of 4,350,000 options on shares of our common stock to be granted. Under the Plan, incentive stock options ("ISO") may be granted to employees only, and are to be granted at not less than fair market value on the date of grant; and non-statutory stock options ("NSO") may be granted to employees, consultants and non-employee directors, and are to be granted at not less than 85% of such fair market value. The Board of Directors, or a committee thereof, determines vesting period, payment form and exercise date of the options granted under the Plan, provided that no ISO may be exercised later than ten years after its date of grant and no NSO may be exercised later than ten years and one day after its date of grant. For options issued under the Plan through March 31, 2000, the vesting periods have generally been set at 20% per year over five years.

DIRECTORS STOCK OPTION PLAN.

On July 31, 1997, we adopted a Directors Option Plan (the "Directors Plan") for the granting of stock options to non-employee directors and employee directors for up to a maximum of 150,000 shares of our common stock. The Directors Plan permits us to grant NSO's in accordance with a fixed formula to non-employee directors. In addition, the Directors Plan allows discretionary grants of ISO's to employee directors and NSO's to all directors. NSO grants will be made automatically to non-employee directors under the Directors Plan in accordance with a non-discretionary formula. Following the adoption of the Directors Plan, each current eligible director received NSO grants for 7,500 shares and each person who subsequently became a non-employee director received a grant of 10,000 shares (the "Initial" grants). In addition, on each anniversary of an Initial grant, the optionee would receive NSO grants for an additional 2,000 shares (the "Succeeding" grants). The Directors Plan was later amended to increase the options subject to Initial grants to 15,000 shares and the options subject to the Succeeding grants to 4,000 shares. The exercise price for all NSO's and ISO's will not be less than the fair market value of the common stock at the date of grant. NSO's granted pursuant to Initial grants will vest over a period of five years at a rate of 20% per year. NSO's granted pursuant to Succeeding grants will be immediately vested. ISO's will vest over discretionary periods not to exceed five years.

A summary of the status of all our stock option plans as of and during the years ended March 31, 1998, 1999, and 2000 follows:


                                                    SHARES SUBJECT TO        WEIGHTED AVERAGE      SHARES AVAILABLE FOR
                                                   OUTSTANDING OPTIONS        EXERCISE PRICE          FUTURE GRANTS
                                                -------------------------------------------------------------------------
Outstanding, Balance at March 31, 1997                 2,572,882                    7.94                  479,400
(including 992,018 exercisable at a weighted
average exercise price of $5.79)
    Additional share authorized                                                                         1,200,000
    Granted                                              585,550                   23.72                 (585,550)
    Canceled                                            (150,480)                  12.92                  150,480
    Exercised                                           (339,875)                   6.21                       --
                                                -------------------------------------------------------------------------
Outstanding, Balance at March 31, 1998                 2,668,077                   11.35                1,244,330
(including 1,129,052 exercisable at a weighted
average exercise price of $6.50)
    Granted                                              555,700                   21.62                 (555,700)
    Canceled                                            (217,725)                  16.69                  217,725
    Exercised                                           (378,434)                   6.59                       --
                                                -------------------------------------------------------------------------
Outstanding, Balance at March 31, 1999                 2,627,618                   13.73                  906,355
(including 1,221,653 exercisable at a weighted
average exercise price of $8.41)
    Granted                                              787,000                   28.13                 (787,000)
    Canceled                                            (238,195)                  17.66                  238,195
    Exercised                                           (422,100)                   8.25                       --
                                                -------------------------------------------------------------------------
Outstanding, Balance at March 31, 2000                 2,754,323                   18.31                  357,550
Weighted average fair value of options granted
during 2000                                                                       $13.90

Additional information regarding options outstanding as of March 31, 2000 is as follows:


                                         Stock Options Outstanding                           Options Exercisable
                        --------------------------------------------------------------------------------------------------
                                           Weighted Average                                                  Weighted
   Range of Exercise         Number            Remaining         Weighted Average    Number Exercisable      Average
        Prices            Outstanding      Contractual Life       Exercise Price                          Exercise Price
                                                 (yrs)
--------------------------------------------------------------------------------------------------------------------------
    $ 4.00 to $6.00         569,562               3.8                  $ 4.78               569,562        $4.78

   $ 6.33 to $17.83         551,896               5.6                   11.59               369,976        10.95

   $ 18.33 to $21.38        655,750               8.7                   21.05                94,550        20.84

   $ 21.54 to 30.00         638,115               8.3                   26.08               135,210        25.10

     $ 32 and over          339,000               9.8                   32.06                     -          -
                        ----------------                       -----------------------------------------------------------
                          2,754,323               7.1                  $18.31             1,169,298       $10.38
                        =================                      ===========================================================

EMPLOYEE STOCK PURCHASE PLAN.

Under the 1996 Employee Stock Purchase Plan, (the "Purchase Plan"), we are authorized to issue up to 1,125,000 shares of common stock to our employees. Under the terms of the Purchase Plan, employees can choose to have up to 15% of their annual base earnings withheld, subject to an annual limitation, to purchase BARRA common stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or end of each three-month offer period, subject to an annual limitation. Under the Purchase Plan, we issued 45,270, 43,859 and 35,248 shares in 2000, 1999 and 1998. The weighted average purchase price of shares issued in 2000, 1999 and 1998 was $18.90, 19.17 and 18.38, respectively. The weighted-average fair value of shares issued in 2000, 1999 and 1998 was $26.08, $22.57 and $24.00, respectively. At March 31,
2000 there were 983,340 shares of common stock reserved for future issuance under the Purchase Plan.

ADDITIONAL STOCK-BASED AWARD INFORMATION

As discussed in Note 2, we continue to account for our stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share had we adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: weighted average expected life, 72 months in 2000 and 1999, and 84 months in 1998; stock volatility, 50% in 2000, 60% in 1999 and 45% in 1998; risk free interest rates, 6.2% in 2000, 5.00% in 1999 and 6.00% in 1998; and no dividends during the expected term for all years. If the computed fair values of the 2000, 1999 and 1998 awards under the Plan had been amortized to expense over the vesting period of the awards, pro forma net income would have been $19,816,000 ($1.42 per basic share and $1.35 per diluted share) in 2000, $11,546,000 ($.83 per basic share and $.79 per diluted share) in 1999 and $6,931,000 ($.52 per basic share and $.49 per diluted share) in 1998. The effects of applying SFAS No. 123 on pro forma disclosures of net income and net income per share for 2000, 1999 and 1998 are not likely to be representative of the pro forma effects on net income and net income per share in future years.

NOTE 11 - SEGMENT INFORMATION

In 1999, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. Our chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer and certain other Executive Officers (the "Committee).

YEAR ENDED MARCH 31, 2000 - Effective in the September 1999 quarter, BARRA was reorganized into two business units, BARRA Core and BARRA Ventures. Segment financial information for the year ended March 31, 2000 is presented as if the reorganization had taken place at the beginning of the fiscal year. The Core Business unit is one segment and the Ventures unit has three segments: Symphony Asset Management, The POSIT Joint Venture and all other Venture Businesses.

BARRA's business segments are organized on the basis of differences in their related products and services. The Core Business is the investment analytics segment and consists of developing, marketing and supporting portfolio and enterprise risk software. The BARRA Ventures Businesses consists of investments, joint ventures or significant licensing arrangements that leverage the ideas and intellectual property of the Core Business. The POSIT joint venture licenses institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment. The Symphony Asset Management venture is a jointly owned subsidiary that provides asset management services. Other Ventures include Global Estimates, Bond Express, BARRA RogersCasey, Strategic Consulting and Investment Strategies.

Segment income from operations is defined as segment revenues net of segment expenses, restructuring charges, and equity in joint venture gains and losses for the current year. Segment expenses include costs for sales and client support activities, the cost of delivering the product or service including data and data processing costs, and allocated amounts of depreciation and amortization. Segment expenses also include allocated portions of research and development, general and administrative expenses, amortization of acquired intangibles, and interest income for the current year.

YEARS ENDED MARCH 31, 1999 AND 1998 - In prior years, the business was organized and reported on differently. Subscription and consulting revenue included the portfolio and enterprise risk software business along with the Global Estimates, Bond Express, BARRA RogersCasey, Strategic Consulting and Investment Strategies businesses. Electronic trading was the POSIT business and substantially all of the asset management business was Symphony Asset Management. Also in prior years, there was no allocation of research and development, general and administrative expenses, amortization of intangibles, interest and other income or non-recurring acquisition charges and write-offs to the segments.

For all years presented, segment expenses exclude income taxes.

There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenues are defined as revenues from external customers and there are no inter-segment revenues or expenses.

Our management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by the Committee to make decisions about resources to be allocated to the segments, when assessing their performance. Depreciation and amortization is allocated to segments in order to determine segment profit or loss.

The following tables present information about reported segments for the years ended March 31, 2000, 1999 and 1998, respectively (amounts in thousands):

YEAR ENDED MARCH 31, 2000:


                                 -----------------------------------------------------------------------------
                                 |   BARRA       |                                                            |
                                 |   Core        |                            BARRA Ventures                  |
                                 -----------------------------------------------------------------------------------------------
                                                                         Symphony
                                   Investment         POSIT                 Asset        Total
                                   Analytics      Joint Venture          Management      Other        Ventures        Consolidated
                                 -----------------------------------------------------------------------------------------------
Revenues:
Subscription and consulting             $93,208                                          26,350        26,350          $119,558
Electronic trading                                        19,064                                       19,064            19,064
Asset management                                                           46,901         1,026        47,927            47,927
                                 -----------------------------------------------------------------------------------------------
    Total Segment revenues               93,208           19,064           46,901        27,376        93,341           186,549
                                 -----------------------------------------------------------------------------------------------
Segment expenses                        (83,333)          (1,315)         (15,342)      (28,663)      (45,320)         (128,653)
Interest income and other                 1,434                               864         1,682         2,546             3,980
Equity in joint venture gains
    (losses) and minority
    interest                                                 109          (15,824)         (222)      (15,937)          (15,937)
Restructuring charges                    (9,024)                                                                         (9,024)
                                 -----------------------------------------------------------------------------------------------
    Total Segment expenses              (90,923)          (1,206)         (30,302)      (27,203)      (58,711)         (149,634)
                                 -----------------------------------------------------------------------------------------------
Segment income                           $2,285          $17,858          $16,599           173       $34,630           $36,915
                                 =============== ================ ================ ============= ============= =================
  Depreciation and
      amortization                       $4,696             $150             $235        $3,096        $3,481            $8,177


YEAR ENDED MARCH 31, 1999:

                                       -----------------------------------------------------------------------------------------
                                        Subscription and     Electronic           Asset                          Consolidated
                                           Consulting          Trading          Management          Other            Total
                                       -----------------------------------------------------------------------------------------
Revenues                                    $114,661           $16,235           $27,163                           $158,059
Segment expenses                            (71,950)           (1,451)           (11,591)                          (84,992)
Minority interest                                                                (8,073)                            (8,073)
                                       -----------------------------------------------------------------------------------------
Segment income                               42,711            14,784             7,499                             64,994
                                       -----------------------------------------------------------------------------------------
Research and development                                                                          ($21,854)        (21,854)
General and administrative                                                                         (13,753)        (13,753)
Non-recurring acquisition charges
    and write-off of goodwill and
    capitalized software                                                                           (3,990)          (3,990)
Amortization of intangibles                                                                        (2,395)          (2,395)
Interest and other                                                                                  1,460            1,460
Equity in JV gains (losses)                                                                         (582)            (582)
                                       -----------------------------------------------------------------------------------------
Income (loss) before income taxes           $42,711            $14,784            $7,499          $(41,114)         $23,880
                                       =================== ================ =================== =============== ================
  Depreciation and amortization              $3,241              $100              $254             $1,500          $5,095

YEAR ENDED MARCH 31, 1998:


                                       -----------------------------------------------------------------------------------------
                                        Subscription and     Electronic           Asset                          Consolidated
                                           Consulting          Trading          Management          Other            Total
                                       -----------------------------------------------------------------------------------------
Revenues                                    $98,748            $10,555           $28,075                           $137,378
Segment expenses                            (55,437)            (648)            (10,966)                          (67,051)
Minority interest                                                                (8,438)                            (8,438)
                                       -----------------------------------------------------------------------------------------
Segment income                               43,311             9,907             8,671                             61,889
                                       -----------------------------------------------------------------------------------------
Research and development                                                                          ($19,000)        (19,000)
General and administrative                                                                         (12,250)        (12,250)
Non-recurring acquisition charges
    and write-off of goodwill and
    capitalized software                                                                           (9,914)          (9,914)
Amortization of intangibles                                                                        (1,564)          (1,564)
Interest and other                                                                                  1,877            1,877
Equity in JV gains (losses)                                                                         (377)            (377)
                                       -----------------------------------------------------------------------------------------
Income (loss) before income taxes           $43,311            $9,907             $8,671          $(41,228)         20,661
                                       =================== ================ =================== =============== ================
  Depreciation and amortization              $2,533              $75               $215             $1,260          $4,083


Revenues are distributed to geographic areas based on the country in which the BARRA sales office is located. For all years presented, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

The following table presents a summary of revenue and long-lived assets by geographic region as of and for the years ended March 31, 2000, 1999 and 1998 (in thousands):


                                   2000                                1999                                1998
                    -----------------------------------------------------------------------------------------------------------
                                         Long Lived                          Long Lived                          Long Lived
                        Revenues           Assets           Revenues           Assets             Revenues         Assets
                    -----------------------------------------------------------------------------------------------------------
North America:
United States               $131,119           $29,992          $105,719           $27,306           $92,611           $23,399
Other                          3,114                74             3,190               172             2,485               110
                    -----------------------------------------------------------------------------------------------------------
Total North
America                      134,233            30,066           108,909            27,478            95,096            23,509
                    -----------------------------------------------------------------------------------------------------------

Europe:
United Kingdom                21,288            15,958            19,861            16,701            15,096            16,811
France                         4,599                60             4,562                49             4,493                30
Germany                        4,851                36             4,937                54             4,607                32
Other                          1,201                32             1,058                19               716                 4
                    -----------------------------------------------------------------------------------------------------------
Total Europe                  31,939            16,086            30,418            16,823            24,912            16,877
                    -----------------------------------------------------------------------------------------------------------

Asia and
Australia:
Japan                         14,400             3,833            12,321             3,588            10,849             3,409
Other                          5,977               147             6,411               171             6,521               196
                    -----------------------------------------------------------------------------------------------------------
Total Asia and
Australia                     20,377             3,980            18,732             3,759            17,370             3,605
                    -----------------------------------------------------------------------------------------------------------
                    -----------------------------------------------------------------------------------------------------------
Total                       $186,549           $50,132          $158,059           $48,060          $137,378           $43,991
                    ===========================================================================================================

NOTE 12 - CONTINGENCIES

The Company is subject to various legal proceedings and claims either asserted or unasserted arising in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, it is management's opinion that the results of any such legal matters will not be material to the Company's consolidated financial statements.

NOTE 13 - RESTRUCTURING CHARGES

We had two restructuring events during 2000. First, in April 1999, our management announced and implemented a restructuring plan to reduce the cost of operating our U.S. fixed income business and focus future development and sales efforts on global and enterprise-wide fixed income products. The restructuring plan discontinued certain U.S. fixed income products and eliminated various sales, client and product support positions in the U.S. Revenues from discontinued products ceased on April 30, 1999. Customers who had prepaid subscriptions for periods after April 30, 1999 received refunds. Although the decision to discontinue these products was made in April 1999, certain support activities continued through December 31, 1999. All termination notices and benefits were communicated to the affected employees prior to June 30, 1999. We recorded a charge of $5,561,000 in connection with this restructuring. The charge consisted of: (a) $3.6 million in severance, termination benefits, and wages for approximately 50 terminated employees (some of which were retained for various periods up until December 31, 1999 to exclusively support the discontinued products); (b) $1.3 million for non-cancelable services directly related to the discontinued products including certain costs associated with continuing to support the products up until their final termination dates; and
(c) $.4 million in excess facilities costs. At March 31, 2000, all amounts previously accrued related to these restructuring activities had been paid.

In March 2000, our management announced and implemented a second restructuring plan aimed at consolidating a global structure for our sales and client support organization for the Core business. This restructuring plan consisted principally of closing four offices, terminating one of our most significant outside computing services contracts, and terminating approximately 20 employees. All termination notices and benefits were communicated to the affected employees prior to March 31, 2000. We recorded a charge of $3,463,000 in connection with this restructuring plan which consisted of: a) $2,328,000 in severance and related termination benefits; b) $600,000 in termination fees associated with the computing services contract; and c) $535,000 in excess facilities and other miscellaneous costs.

At March 31, 2000, $2,654,000 in restructuring charges remained accrued most of which related to severance and termination benefits payable to terminated employees from the second restructuring, substantially all of which was paid in the fiscal quarter ended June 30, 2000. Activity in the restructuring accrual for the period from March 31, 1999 to March 31, 2000 is summarized as follows (in thousands):


                                 ----------------------------------------------------------------------------------------------
                                    Severance and
                                     termination          Computer                                      Other
                                      benefits        Services contract        Excess Facilities     Restructuring        Total
                                 ----------------------------------------------------------------------------------------------
Balance at March 31, 1999                         $0                  $0                   $0                  $0           $0
Restructuring charges                          5,883                $600                  567               1,974        9,024
Cash payments                                 (3,764)               (600)                (357)             (1,649)      (6,370)
                                 ----------------------------------------------------------------------------------------------
Balance at March 31, 2000                     $2,119                  $0                 $210                $325       $2,654
                                 ==============================================================================================

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (IN THOUSANDS - UNAUDITED)


YEAR ENDED MARCH 31, 2000                                   4TH QUARTER      3RD QUARTER       2ND QUARTER      1ST QUARTER
Total operating revenues                                        $44,531          $60,177           $43,808          $38,033
Total operating revenues net of operating expenses               $9,539          $24,933           $12,872           $1,528
Net income                                                       $6,758          $10,342            $5,952             $384
Net income per share - diluted                                    $0.46            $0.71             $0.41            $0.03



YEAR ENDED MARCH 31, 1999                                   4TH QUARTER      3RD QUARTER       2ND QUARTER      1ST QUARTER
Total operating revenues                                        $40,562          $42,557           $39,027          $35,913
Total operating revenues net of operating expenses               $2,740          $10,374            $9,508           $8,453
Net income (loss)                                                ($738)           $4,545            $4,676           $4,526
Net income (loss) per share - diluted                           ($0.05)            $0.31             $0.32            $0.31

Income per share calculations for each of the quarters is based on the weighted average common and common equivalent shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year income per share amount. Loss per share is calculated based on the weighted average common shares outstanding for the period, excluding all common equivalent shares. Quarterly financial data for the first quarter of 2000 includes restructuring charges of $5,561,000 or $.23 per diluted share. Quarterly financial data for the fourth fiscal quarter of 2000 includes restructuring charges of $3,463,000 or $.15 per diluted share and gain on sale of equity securities of $1,682,000 or $.07 per diluted share. Quarterly financial data for the fourth fiscal quarter of 1999 reflects a write-off of goodwill and capitalized software development costs of $3,990,000 or $.29 per diluted share).


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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The information regarding compliance with Section 16(a) of the Exchange Act required by this Item 10 is incorporated by reference to page 23 of the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to pages 7 through 11 of the Proxy Statement under the headings "Executive Compensation" and "Report of the Compensation Committee and of the Board of Directors on Executive Compensation."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to pages 5 and 6 of the Proxy Statement under the heading "Principal Stockholders and Share Ownership by Management."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to pages 9 and 10 of the Proxy Statement under the heading "Executive Compensation - Compensation Committee Interlocks, Insider Participation and Other Transactions."

OTHER MATTERS

As previously reported under Part II, Item 5 in our December 31, 1999 Form 10-Q, at its January 31, 2000 quarterly meeting, our Board of Directors authorized our officers to use up to $10,000,000 (including all previously authorized but unused amounts) to repurchase additional shares of our Common Stock on The NSM and in private transactions. At its May 4, 2000 quarterly meeting, our Board of Directors authorized our officers to repurchase up to 500,000 shares of our Common Stock on the NMS and in private transactions.

During the quarter ended March 31, 2000, we made the following repurchases of our own Common Stock:


                                     TYPE OF                 NUMBER OF SHARES OF BARRA
       DATE                        TRANSACTION                       COMMMON STOCK                    AGGREGATE PURCHASE PRICE
January 27, 2000                   NMS purchase.                        85,200                            $3,077,850.00
February 4, 2000               Private repurchase.*                     15,000                              $555,000.00
February 11, 2000                  NMS purchase.                        56,000                            $2,054,500.00
February 14, 2000                  NMS purchase.                        95,300                            $3,490,362.50
February 28, 2000                  NMS purchase.                        25,000                              $878,125.00
March 1, 2000                      NMS purchase.                        39,700                            $1,414,312.50

*On February 4, 2000, we repurchased in a private transaction 15,000 shares of our Common Stock from the Rudd Family Trust for an aggregate price of $555,000. Andrew Rudd, the Chairman of our Board of Directors and a principal stockholder is (along with his wife, Virginia Rudd) a beneficiary and trustee of the Rudd Family Trust.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Form 10-K:

         (1)      Financial Statements.

                  The following financial statements are included in Item 8 of
Part II of this Form 10-K:


                                                                                              Reference Page
                  Independent Auditors' Report                                                       34
                  Consolidated Financial Statements
                      Consolidated Balance Sheets                                                    35
                      Consolidated Statements of Income                                              36
                      Consolidated Statements of Cash Flows                                          37
                      Consolidated Statements of Stockholders' Equity                                38
                      Notes to Consolidated Financial Statements                                     39

         (2)      Financial Statement Schedules.

                  All Financial Statement Schedules are omitted because they are not applicable or required, or because the required information is given elsewhere in Part II, Items 7 and/or 8 of this Form 10-K.

         (3)      Exhibit Index.


                  EXHIBIT
                  NUMBER                   DESCRIPTION OF EXHIBIT
                  ------                   ----------------------
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

                  10.21    Form of Indemnification Agreement between BARRA, Inc.
                           and its officers and directors (incorporated by reference to Exhibit D to the Proxy Statement for the BARRA, Inc. 1998 Annual Meeting of Shareholders filed
                           June 25, 1998).

                  13.1 2000 Annual Report to Shareholders of BARRA, Inc., which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Securities Exchange
                           Commission and is not to be deemed "filed."

                  21.1 List of Subsidiaries of BARRA, Inc. (electronic filing only)

                  23.1 Consent of Deloitte & Touche LLP (electronic filing only)

                  27.1     Financial Data Schedule - Year ended March 31, 2000
                           (electronic filing only).

                  -----------------------------
                  (1)      Management contract or compensatory plan or
                           arrangement required to be filed as an exhibit to
                           this Annual Report on Form 10-K pursuant to Item
                           14(a).

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

BARRA, Inc.


By:                   /s/ James D. Kirsner
   -------------------------------------------------------------
Name:                 James D. Kirsner
   -------------------------------------------------------------
Title:                Chief Financial Officer
   -------------------------------------------------------------
Date:                 June 28, 2000
   -------------------------------------------------------------


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Kamal Duggirala and James
D. Kirsner, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do cause to be done by virtue hereof.

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



SIGNATURE                                            TITLE                                                        DATE
---------                                            -----                                                        ----
/s/ A. George Battle                                 Director                                                 June 28, 2000
-------------------------------------------------
A. George Battle

/s/ John F. Casey                                    Director                                                 June 28, 2000
-------------------------------------------------
John F. Casey

/s/ Kamal Duggirala                                  Chief Executive Officer (Principal Executive Officer)    June 28, 2000
-------------------------------------------------
Kamal Duggirala

/s/ M. Blair Hull                                    Director                                                 June 28, 2000
-------------------------------------------------
M. Blair Hull

/s/ James D. Kirsner                                 Chief Financial Officer (Principal Financial and         June 28, 2000
-------------------------------------------------    Accounting Officer)
James D. Kirsner

/s/ Norman J. Laboe                                  Director                                                 June 28, 2000
-------------------------------------------------
Norman J. Laboe

/s/ Ronald J. Lanstein                               Director and Vice Chairman                               June 28, 2000
-------------------------------------------------
Ronald J. Lanstein

/s/ Clyde Ostler                                     Director                                                 June 28, 2000
-------------------------------------------------
Clyde Ostler

/s/ Andrew Rudd                                      Director and Chairman                                    June 28, 2000
-------------------------------------------------
Andrew Rudd