Form 10-Q
period 2000-06-30
BARRA INC /CA
filed 2000-08-14
CIK 878483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

                                       or

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of June 30, 2000 was 13,859,020.

                                       INDEX



PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

          Unaudited Condensed Consolidated Balance Sheets as of
          June 30, 2000 and as of March 31, 2000

          Unaudited Condensed Consolidated Statements of Income for the Three Month Periods Ended June 30, 2000 and 1999


          Unaudited Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended June 30, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Item 3    Quantitative and Qualitative Disclosures About Market Risk



PART II   OTHER INFORMATION

Item 1    Legal Proceedings

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

                                    PART I
ITEM 1.   FINANCIAL STATEMENTS.
                         BARRA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands except for share and per share amounts)

                                                       June 30,      March 31,
                                                        2000             2000
                                                    -------------  -------------
                                                     (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents........................      $40,649        $53,320
  Investments in marketable equity trading
    securities.....................................       13,790         13,334
  Investments in marketable debt securities
    available-for-sale.............................       34,095         14,090
  Accounts receivable:
    Subscription and other (Less allowance for
     doubtful accounts of $901 and $775)...........       19,886         18,411
    Asset management...............................       10,744          8,984
    Related parties................................        6,480          7,392
  Prepaid expenses.................................        2,770          2,116
                                                    -------------  -------------
    Total current assets...........................      128,414        117,647
                                                    -------------  -------------
Investments in unconsolidated companies............        4,782          1,775
Premises and equipment:
  Computer and office equipment....................       21,327         20,909
  Furniture and fixtures...........................        6,073          6,029
  Leasehold improvements...........................        8,880          8,747
                                                    -------------  -------------
    Total premises and equipment...................       36,280         35,685
Less accumulated depreciation and amortization.....      (19,681)       (18,366)
                                                    -------------  -------------
                                                          16,599         17,319
Deferred tax assets................................        4,355          4,355
Computer software (less accumulated amortization
  of $1,615 and $1,455)............................        1,863          1,994
Other assets.......................................        1,373            832
Goodwill and other intangibles (less accumulated
  amortization of $7,921 and $7,304)...............       24,223         24,840
                                                    -------------  -------------
Total..............................................     $181,609       $168,762
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................         $917           $975
  Accrued expenses payable:
    Accrued compensation...........................        6,311         14,084
    Accrued corporate income taxes.................       17,663         13,437
    Accrued restructuring charges..................          575          2,654
    Other accrued expenses.........................        9,299          9,966
  Unearned revenues................................       32,043         26,579
                                                    -------------  -------------
    Total current liabilities......................       66,808         67,695
                                                    -------------  -------------
Deferred tax liabilities...........................        2,040          1,994
Minority interest in equity of subsidiary..........        3,713          2,287
STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 13,859,020 and 13,675,550
   shares issued and outstanding...................            1              1
  Additional paid-in capital.......................       18,148         16,208
  Retained earnings................................       90,571         80,321
  Accumulated other comprehensive income                     328            256
                                                    -------------  -------------
    Total stockholders' equity.....................      109,048         96,786
                                                    -------------  -------------
Total..............................................     $181,609       $168,762
                                                    =============  =============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                         BARRA INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (In thousands except for share and per share amounts)

                                                Three Months Ended
                                                     June 30,
                                           -------------------------
                                               2000         1999
                                           ------------ ------------
                                           (Unaudited)  (Unaudited)
Operating Revenues:
  Portfolio and Enterprise Risk
    Management.................                $25,351      $22,419
  Symphony Asset Management....                  9,854        4,820
  POSIT........................                  5,818        4,447
  Other Ventures...............                  7,574        6,347
                                           ------------ ------------
    Total operating revenues...                 48,597       38,033
                                           ------------ ------------
Operating Expenses:
  Communication, data, and
    seminar costs..............                  1,717        2,299
  Compensation and benefits....                 20,262       21,142
  Occupancy ...................                  1,822        1,900
  Other operating expenses.....                  6,481        5,603
  Restructuring charges........                   --          5,561
                                           ------------ ------------
    Total operating expenses...                 30,282       36,505
                                           ------------ ------------
Interest Income & Other........                    883          353
                                           ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Minority Interest
  and Income Taxes.............                 19,198        1,881
Equity in Net Income and Loss
  of Investees.................                    (25)        (112)
Minority Interest..............                 (3,413)      (1,159)
                                           ------------ ------------
Income before Income
  Taxes........................                 15,760          610
Income Taxes...................                 (5,510)        (226)
                                           ------------ ------------
Net Income ....................                $10,250         $384
                                           ============ ============
Net Income Per Share:
  Basic........................                  $0.75        $0.03
                                           ============ ============
  Diluted......................                  $0.70        $0.03
                                           ============ ============
Weighted Average Common and
Common Equivalent Shares:
  Basic........................             13,741,930   14,061,307
                                           ============ ============
  Diluted......................             14,675,892   14,707,963
                                           ============ ============

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

                          BARRA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Three Months Ended
                                                               June 30,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................      $10,250           $384
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in net income of investees............           25            112
     Minority interest............................        3,413          1,159
     Depreciation and amortization................        2,106          2,006
     Gains on marketable equity trading securities         (339)         --
     Purchase of marketable equity trading
      securities..................................         (117)        (1,226)
     Non-cash restructuring charges...............        --             3,475
     Other........................................          368            (19)
Changes in:
     Accounts receivable - subscription and other.       (1,475)         2,237
     Accounts receivable - asset management.......       (1,760)         4,105
     Accounts receivable - related parties........          912           (126)
     Prepaid expenses.............................         (654)           (78)
     Other assets.................................         (541)           383
     Accounts payable, due to related party
      and accrued expenses........................       (6,351)        (6,736)
     Unearned revenues............................        5,464          1,662
                                                   -------------  -------------
Net cash provided by operating activities..              11,301          7,338
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................         (888)        (2,870)
Investment in marketable debt securities -
 available for sale...............................      (20,005)           (36)
Acquisitions - cash paid..........................        --            (1,053)
Investments in unconsolidated companies...........       (3,032)         --
                                                   -------------  -------------
Net cash used in investing activities                   (23,925)        (3,959)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority shareholders.................       (1,987)        (1,543)
Proceeds from sale of common stock................        2,164            771
Common stock repurchased..........................         (224)         --
                                                   -------------  -------------
Net cash used in financing activities.............          (47)          (772)
                                                   -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (12,671)         2,607
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       53,320         31,343
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $40,649        $33,950
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense.............................        --             --
     Income taxes.................................       $1,914           $484

  The accompanying notes are an integral part of the BARRA, Inc. Consolidated
                             Financial Statements

BARRA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      BASIS OF PRESENTATION


The accompanying condensed consolidated financial statements include the accounts of BARRA, Inc. (the Company, which may be referred to as BARRA, we, us or our) and its wholly-owned subsidiaries and Symphony Asset Management, LLC. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of June 30, 2000 and the results of our operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2000 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Form 10-K), but does not include all disclosures required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.



2.       RESTRUCTURING CHARGES

In March 2000, our management announced and implemented a restructuring plan aimed at consolidating a global structure for our sales and client support organization for the Core business.


At June 30, 2000, $575,000 in restructuring charges remained accrued most of which related to excess facilities and other miscellaneous costs. Activity in the restructuring accrual for the period from March 31, 2000 to June 30, 2000 is summarized as follows (in thousands):

                                           Severance and   Excess       Other
                                           Termination   Facilities  Restructuring   Total
                                           ------------ ------------ ------------ ------------
Balance at March 31, 2000....                   $2,119         $210         $325       $2,654
                                           ------------ ------------ ------------ ------------

Cash payments................                   (2,043)                      (36)      (2,079)
                                           ------------ ------------ ------------ ------------
Balance at June 30, 2000                           $76         $210         $289         $575
                                           ============ ============ ============ ============


In April 1999, our management announced and implemented a restructuring plan to reduce the cost of operating our U.S. fixed income business and focus future development and sales efforts on global and enterprise-wide fixed income products. All amounts previously accrued related to these restructuring activities had been paid.


3.       COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains gains and losses. A summary of comprehensive income follows
(in thousands):

                                          Three Months Ended June 30,
                                           -------------------------
                                               2000          1999
                                           ------------ ------------
Net Income ..................                  $10,250         $384
Foreign currency translation
  gain (loss)................                       72         (106)
                                           ------------ ------------
Comprehensive income ........                  $10,322         $278
                                           ============ ============



4.      SEGMENT INFORMATION


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

Segment income from operations is defined as segment revenues net of segment expenses, restructuring charges, interest income and other, equity in joint venture gains and losses and minority interests. Segment expenses include costs for sales and client support activities, the cost of delivering the product or service including data and data processing costs, and allocated amounts of depreciation and amortization. Segment expenses also include allocated portions of research and development, general and administrative expenses and amortization of acquired intangibles.

For all periods presented, segment expenses exclude income taxes.

There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenues are defined as revenues from external customers and there are no inter-segment revenues or expenses.

Our management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by the Executive Committee to make decisions about resources to be allocated to the segments, when assessing their performance. Depreciation and amortization is allocated to segments in order to determine segment profit or loss.


The following tables present information about reported segments for the three month periods ended June 30, 2000 and 1999, respectively (in thousands):


For the three months ended June 30, 2000:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Symphony Asset                 Total
                                Core      Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $25,351                                                               $25,351
Symphony Asset Management....                                 $9,854                      $9,854         9,854
POSIT........................                   $5,818                                     5,818         5,818
Other Ventures...............                                               $7,574         7,574         7,574
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  25,351         5,818         9,854         7,574        23,246        48,597

Compensation and benefits...     (12,812)         (265)       (2,170)       (5,015)       (7,450)      (20,262)
Other segment expenses......      (6,611)         (151)       (1,043)       (2,215)       (3,409)      (10,020)
Interest income and other...         477                         406                         406           883
Equity in joint venture
  gains (losses) and minority
  interest...................                       13        (3,413)          (38)       (3,438)       (3,438)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (18,946)         (403)       (6,220)       (7,268)      (13,891)      (32,837)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income                    $6,405        $5,415        $3,634          $306        $9,355       $15,760
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,400           $40           $65          $601          $706        $2,106

For the three months ended June 30, 1999:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Symphony Asset                 Total
                                Core      Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $22,419                                                               $22,419
Symphony Asset Management....                                 $4,820                      $4,820         4,820
POSIT........................                   $4,447                                     4,447         4,447
Other Ventures...............                                               $6,347         6,347         6,347
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  22,419         4,447         4,820         6,347        15,614        38,033

Compensation and benefits...     (14,456)         (241)       (1,246)       (5,199)       (6,686)      (21,142)
Other segment expenses......      (6,214)         (121)       (1,253)       (2,214)       (3,588)       (9,802)
Interest income and other...         315                          38                          38           353
Equity in joint venture
  losses and minority
  interest...................                                 (1,159)         (112)       (1,271)       (1,271)
Restructuring charges.......      (5,561)                                                               (5,561)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (25,916)         (362)       (3,620)       (7,525)      (11,507)      (37,423)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income (loss)            ($3,497)       $4,085        $1,200       ($1,178)       $4,107          $610
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,375           $30           $30          $571          $631        $2,006


Segment information presented above for the three months ended June 30, 1999 includes certain reclassifications from previously reported amounts to conform with the fiscal year 2001 presentation.



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

6. NEW ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during our fourth quarter of fiscal year 2001 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. We have not completed our evaluation of the effects, if any, that SAB 101 will have on our income statement presentation, operating results or financial position.


7. SUBSEQUENT EVENT - SALE OF DIRECTUS


On August 1, 2000 we sold substantially all the assets and assigned the related liabilities of Directus Ltd. The Directus product provides data on UK directors' trading and was initially acquired by BARRA in October 1997 as part of its purchase of certain assets from Edinburgh Financial Publishing, Ltd. The sale of Directus is not expected to result in any material gain or loss in the quarter ended September 30, 2000.


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

The following table presents a summary of revenue by geographic region for the three months ended June 30, 2000 and 1999 (in thousands):

                                         2000                          1999
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
North America:
United States............       $33,906             70%       $24,843             65%
Other....................           944              2            792              2
                          -------------- -------------- -------------- --------------
Total North America......        34,850             71         25,635             67
                          ============== ============== ============== ==============

Europe:
United Kingdom...........         4,963             10          4,694             13
France...................         1,449              3          1,300              3
Germany..................         1,617              3          1,300              3
Other....................           267              1            239              1
                          -------------- -------------- -------------- --------------
Total Europe.............         8,296             17          7,533             20
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         4,046              8          3,517              9
Other....................         1,405              3          1,348              4
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         5,451             11          4,865             13
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $48,597            100%       $38,033            100%
                          ============== ============== ============== ==============

All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. Our management has considered its exposure to foreign currency fluctuations and to this point had decided not to engage in hedging or managing exposures to foreign currency fluctuations through contracts for the purchase, sale or swapping of currencies. Accordingly, a strengthening of the U.S. dollar versus non-U.S. currencies could have a material adverse impact on our results of operations and financial condition. We expect to begin hedging certain currency exposures in the current fiscal year.

For the three month period ended June 30, 2000, when compared to the same period a year ago, the U.S. dollar strengthened against the pound and Euro and significantly weakened against the yen - all of which had the net effect of increasing net revenues and decreasing net income by approximately $239,000 and ($382,000), respectively, compared to exchange rates in effect for the three month period ended June 30, 1999.

On April 1, 2000, we changed the functional currency of our Japanese subsidiary, BARRA Japan, from yen to our consolidated reporting currency of U.S. dollars. This change reflects the fact that the economic factors impacting our business and related cash flows in Japan have become more influenced by our reporting currency than the local currency due to consolidation of various business and management activities within the U.S., the growth of global accounts and pricing, and the significance of intercompany transactions. As a result of this change, gains and losses on translation of current assets and liabilities denominated in yen to the U.S. reporting currency will be included in other operating expenses in fiscal 2001.

Under current operating arrangements in the countries in which we do business, there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company, except in Brazil, where we are required to register exchange agreements with the Central Bank.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, marketable equity securities held for trading and marketable debt securities available for sale totaled $88.5 million at June 30, 2000. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $5 million, of which no amounts have been, or are at present anticipated to be, drawn down on that line of credit.

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

PRINCIPAL FINANCIAL COMMITMENTS

Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities, possible future royalties payable to RJM Ventures, Inc. (as successor to Redpoint Software, Inc.), and severance and other related compensation associated with the restructuring plan announced in March 2000. Our Board of Directors has also authorized the repurchase of up to 500,000 shares of our common stock and has authorized up to $17 million in funds as "seed" investments for new asset management products developed by Symphony. Approximately $2.0 million of the latter amount has not yet been disbursed.




RESULTS OF OPERATIONS


References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income for the three month periods ended June 30, 2000 and June 30, 1999.


Net Income. Net income for the three month period ended June 30, 2000 was $10,250,000 or $0.70 per share (diluted) compared to net income of $384,000 or $0.03 per share (diluted) for the same quarter a year ago. Results for the three month period ended June 30, 1999 included restructuring charges of $5,561,000 ($.23 per diluted share).


Operating Revenues. In 2000, we reorganized into two business units, BARRA Core and BARRA Ventures. Our Core Business consists of one business segment, portfolio risk management and enterprise risk management systems. Our Ventures Business consists of three business segments: Symphony, POSIT and Other Ventures. See Note 4 to the Notes to our Financial Statements for further information about our segments.


Total operating revenues for the three month period ended June 30, 2000 increased $10,564,000 or 28% compared to the same period a year ago.



Portfolio and Enterprise Risk Management.  Portfolio and
Enterprise Risk Management revenues consist of annual subscription fees and other related revenues for our Core Business portfolio risk management and enterprise risk management systems. A summary of the components of this revenue is as follows (amounts in thousands):

                                Three Months Ended
                                     June 30,
                             --------------------------
                               2000     1999   %Change
                             -------- -------- --------
Core product subscriptions-
  continuing products....... $23,966  $19,185       25
Core product subscriptions-
  discontinued fixed
  income products...........     --       595      --
Other Core product related..   1,385    2,639      (48)
                             -------- -------- --------
TOTAL....................    $25,351  $22,419       13
                             ======== ======== ========


Core Product Subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related updates. We generally bill and collect fees on an annual basis, but recognize the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients (including subscriptions from enterprise risk management systems) and increasing revenues from existing customers through the introduction of new products, features and services and from price increases for existing services.


Revenues from discontinued fixed income products for the three months ended June 30, 1999 only represent amounts earned on these products during April 1999. As part of the restructuring, we agreed to provide license and support services without charge from May 1, 1999 until the product termination dates. The termination dates ranged from October to December 1999.

Other Core Product Related revenues include consulting and implementation fees associated with enterprise risk management system installations, timesharing revenues, seminar revenues and other recurring fees. The decrease in revenue in the current quarter as compared to the same quarter a year ago reflects a) the decline in timeshare revenues as the result of discontinuing the timesharing product platform at the end of calendar 1999; b) a decrease in seminar revenue resulting from fewer events in the current quarter as compared to the same quarter last year; and c) a decrease in implementation fees related to the enterprise risk management business. The timing of the recording of enterprise risk management implementation fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from quarter to quarter.


Symphony. Symphony revenues increased $5.0 million or 104% compared to the same quarter a year ago. Symphony's revenues consist primarily of asset management fees, which are a fixed percentage of asset value, and performance fees, which are based on the performance over a benchmark for each client account. Performance fees included in total revenues were $3,441,000 in the current quarter and $657,000 for the same period a year ago. Performance fees are recognized only at the measurement date for determining performance of an account. The measurement date typically is at the end of the first year of a client's contract and on each subsequent annual anniversary date for the years after the first year. The performance fees in the current quarter represent fees on approximately 10% of the accounts. It is estimated that approximately 37% and 39% of the current total of performance-based funds under Symphony's management will have performance fee determination dates in the quarters ended September 30, 2000, and December 31, 2000, respectively.

As of June 30, 2000, Symphony had approximately $5.0 billion of assets under direct management. Of these funds, approximately $3.2 billion are now managed under agreements that provide for performance fees in addition to a base management fee. These amounts include approximately $775 million of leverage associated with performance fee accounts in addition to the capital invested by Symphony clients.

Symphony's future revenues will depend to a great extent on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

POSIT. POSIT revenues increased $1.4 million or 31% compared to the same quarter a year ago. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems.

Other Ventures. Other Ventures include Global Estimates, Bond Express, BARRA RogersCasey, Strategic Consulting and Investment Strategies. Revenues from Global Estimates and Bond Express primarily consist of subscription fees to earnings estimates products and bond offering databases. The Investment Consulting division of BARRA RogersCasey provides services to pension plan sponsors usually under recurring, retainer-based fee arrangements. The Strategic Consulting venture provides consulting services to asset managers, which are generally nonrecurring, project-type engagements that are completed in phases. As a group, in the current quarter Other Ventures revenues increased $1,227,000, or 19%, compared to the same quarter a year ago, with increased revenue in each of these ventures.


Operating Expenses. For the quarter ended June 30, 2000 compared to the same quarter a year ago, total operating expenses, including restructuring charges, decreased $6,223,000 or 17%.
Excluding restructuring charges, operating expenses decreased
$662,000 or 2%.

Communication, data and seminar costs consists of computer access and communication charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense decreased $582,000 or 25% compared to the same quarter a year ago. The decrease for the current quarter is primarily the result of lower seminar and computer access charges. Seminar expenses decreased as a result of fewer events in the current quarter as compared to the same quarter a year ago. Computer access was lower due to the termination of our VAX-based platform and related computer leasing expenses for fixed income and equity models in fiscal 2000.

Compensation and Benefits decreased $880,000 or 4% compared to the same quarter a year ago. The decreases from the same period a year ago are primarily the result of lower Year 2000 related costs offset by higher incentive compensation costs in our asset management business. External and other special additional internal costs associated with our Year 2000 project included in compensation and benefits were $1.3 million for the three months ended June 30, 1999. No Y2K related costs were incurred in the current quarter and none are expected in the future. Incentive compensation at Symphony varies with pre-tax earnings, which were up significantly from the same quarter last year.


Occupancy Expense decreased $78,000 or 4% compared to the same quarter a year ago. This decrease reflects additional sublease income from leasing some of our excess facilities.

Other Operating Expenses increased $878,000 or 16% compared to the same quarter a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data and other expenses related to asset management operations, marketing, advertising, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. Other operating expenses increased from the same period a year ago as a result of: (a) higher foreign currency translation losses, primarily due to the weakening of the Euro against the dollar; offset by (b)significantly lower data costs associated with our asset management division; and (c) lower professional service and other general office expenses.

Restructuring Charge - Refer to Note 2 in the accompanying notes to the condensed consolidated financial statements for more information on the restructuring charges.

Interest income and Other. Interest income and other increased $530,000, or 150% compared to the same quarter a year ago. The increase is due primarily to higher gains on marketable equity securities held for trading. These investments consist of funds managed by Symphony.

Equity in net income (loss) of investees represents net gains and (losses) from our equity investments in Data Downlink Corporation, Risk Reporting Limited and Australian POSIT. The decrease in losses for the current quarter reflects the dilution of our investment in Data Downlink during fiscal 2000 below 20% ownership so that we no longer exercise significant influence in their operations and accordingly no longer include their losses in our results.

Minority Interest represents the share of profits from Symphony
Asset Management LLC that is due to other shareholders.




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

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K filings with the SEC. Our Form 10-K filing for the 2000 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of that filing under the heading "Risk
Factors."   We incorporate that section of that Form 10-K in this
filing and investors should refer to it. Those are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed in our Form 10-K or elsewhere in this Form 10-Q could also adversely affect us or our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.


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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $48.6 million at June 30, 2000 with an average interest rate of 5.0%. At June 30, 2000, the portfolio also had approximately $26.1 million of short-term, high credit quality municipal debt securities with an average taxable equivalent interest rate of 7.8%. The short-term money market funds and the municipal debt securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.


From time to time, we provide the initial invested funds for the startup of new investment products offered by Symphony and our Asset Services Group. In these cases the primary considerations are related to supporting a new business rather than making investments that fall under the guidelines of our investment policy.

Our investments in market-neutral programs, which amounted to approximately $13.8 million at June 30, 2000, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The capitalization of BARRA Japan includes approximately $2.4 million invested in a yen-denominated mutual fund.



PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

All information that is required by this item was reported under the heading "Legal Proceedings" in our March 31, 2000 Form 10-K.
There have been no other material developments in our legal proceedings since the date of our Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of BARRA was held on Thursday,
August 3, 2000.

The meeting was held to consider and vote upon (i) electing directors to serve for the ensuing year and until their successors are duly elected and qualified; (ii) approving the amendment to the Company's Bylaws to increase the range of the size of the Board of Directors from four (4) to seven (7) to five (5) to nine
(9); (iii) ratifying the adoption of the BARRA, Inc. 2000 Equity Participation Plan and the authorization of 1,100,000 shares for issuance thereunder; (iv) amending the BARRA Directors Option Plan to increase the number of shares of common stock for issuance thereunder by 100,000 for a total of 250,000 shares; and (v) ratifying the selection of Deloitte & Touche LLP as the independent auditors of BARRA for the fiscal year ending March 31, 2001. The votes cast with respect to each director are summarized as follows: A. George Battle, for 12,489,619 withheld 481,208; John F. Casey, for 12,455,530 withheld 515,297; Kamal Duggirala, for 12,457,009 withheld 513,818; M. Blair Hull, for 12,200,901 withheld 769,926; Norman J. Laboe, for 12,200,708 withheld 770,119; Clyde W. Ostler, for 12,450,686 withheld 520,141; and
Andrew Rudd, for 12,471,899 withheld 498,928.

The votes cast to approve the amendment to the Bylaws to increase the range of the size of the Board of Directors are summarized as follows: for 12,928,018, against 21,491, abstain 21,318, and broker non-vote 0. The votes cast to ratify the adoption of the 2000 Equity Participation Plan are summarized as follows: for 6,622,263, against 3,448,968, abstain 40,955, and broker non-vote 2,858,641. The votes cast to approve of the amendment to the Directors Option Plan are summarized as follows: for 8,356,467, against 1,731,358, abstain 24,361, and broker non-vote 2,858,641. The votes cast to ratify the selection of Deloitte & Touche LLP as independent auditors are summarized as follows: for 12,944,823, against 1,479, abstain 24,525, and broker non-vote 0.

ITEM 5.  OTHER INFORMATION.

On August 1, 2000, we sold the assets and assigned certain liabilities associated with the Directus business to Datastream International, Ltd., a subsidiary of Primark Corporation located in the United Kingdom. For further details of this transaction see Note 7 to the Consolidated Financial Statements and Item 2 of this form.

On July 25, 2000, we repurchased in a private transaction from the Rudd Family Trust 50,000 shares of our Common Stock for an aggregate price of $2,875,000. Andrew Rudd, the Chairman of our Board of Directors and a principal stockholder of BARRA, is (along with his wife, Virginia Rudd) a beneficiary and trustee of the Rudd Family Trust.


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


        BARRA, Inc.
        (Registrant)


Date:  August 14, 2000                       /s/ Kamal Duggirala
                                             Kamal Duggirala, Chief
                                             Executive Officer


Date:  August 14, 2000                       /s/ James D. Kirsner
                                             James D. Kirsner, Chief
                                             Financial Officer

EXHIBIT INDEX


Exhibit
Number                  Exhibit Description

27.1                    Financial Data Schedule
                        (electronic filing only)