Form 10-Q
period 2000-09-30
BARRA INC /CA
filed 2000-11-09
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-19690

BARRA, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2993326
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2100 Milvia Street
Berkeley, California    94704-1113
(Address of principal executive offices including zip code)

(510) 548-5442
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

The number of shares of the registrant's Common Stock outstanding as of September 30, 2000 was 13,979,821.

Exhibit Index is located on page 20

BARRA, INC.
Report On Form 10-Q For The
Quarter Ended September 30, 2000
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share amounts)

                                                     September 30,   March 31,
                                                         2000           2000
                                                    -------------  -------------
                                                     (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents........................      $56,626        $53,320
  Investments in marketable equity trading
    securities...............................             14,286         13,334
  Investments in marketable debt securities
    available-for-sale.............................       33,905         14,090
  Accounts receivable:
    Subscription and other (Less allowance for
     doubtful accounts of $986 and $775)...........       12,211         18,411
    Asset management...............................       30,545          8,984
    Related parties................................        5,487          7,392
  Prepaid expenses.................................        2,972          2,116
                                                    -------------  -------------
    Total current assets...........................      156,032        117,647
                                                    -------------  -------------
Investments in unconsolidated companies............        4,760          1,775
Premises and equipment:
  Computer and office equipment....................       21,295         20,909
  Furniture and fixtures...........................        6,333          6,029
  Leasehold improvements...........................        8,893          8,747
                                                    -------------  -------------
    Total premises and equipment...................       36,521         35,685
Less accumulated depreciation and amortization.....      (20,543)       (18,366)
                                                    -------------  -------------
                                                          15,978         17,319
Deferred tax assets................................        3,924          4,355
Computer software (less accumulated amortization
  of $1,690 and $1,455)............................        1,690          1,994
Other assets.......................................        1,140            832
Goodwill and other intangibles (less accumulated
  amortization of $8,544 and $7,304)...............       22,917         24,840
                                                    -------------  -------------
Total..............................................     $206,441       $168,762
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................       $1,246           $975
  Accrued expenses payable:
    Accrued compensation...........................       13,526         14,084
    Accrued corporate income taxes.................       16,989         13,437
    Accrued restructuring charges..................          159          2,654
    Other accrued expenses.........................        9,490          9,966
  Unearned revenues................................       29,427         26,579
                                                    -------------  -------------
    Total current liabilities......................       70,837         67,695
                                                    -------------  -------------
Deferred tax liabilities...........................        2,062          1,994
Minority interest in equity of subsidiary..........        8,912          2,287
STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 13,979,821 and 13,675,550
   shares issued and outstanding...................            1              1
  Additional paid-in capital.......................       20,808         16,208
  Retained earnings................................      104,055         80,321
  Accumulated other comprehensive income (loss)....         (234)           256
                                                    -------------  -------------
    Total stockholders' equity.....................      124,630         96,786
                                                    -------------  -------------
Total..............................................     $206,441       $168,762
                                                    =============  =============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except for share and per share amounts)

                                                Three Months Ended            Six Months Ended
                                                  September 30,                 September 30,
                                           -------------------------     -------------------------
                                               2000         1999             2000         1999
                                           ------------ ------------     ------------ ------------
                                           (Unaudited)  (Unaudited)      (Unaudited)  (Unaudited)
Operating Revenues:
  Portfolio and Enterprise Risk
    Management.................                $27,387      $21,703          $52,738      $44,122
  Symphony ....................                 24,481       10,241           34,335       15,061
  POSIT........................                  4,965        4,468           10,783        8,915
  Other Ventures...............                  8,061        7,396           15,635       13,743
                                           ------------ ------------     ------------ ------------
    Total operating revenues...                 64,894       43,808          113,491       81,841
                                           ------------ ------------     ------------ ------------
Operating Expenses:
  Communication, data, and
    seminar costs..............                  2,231        1,606            3,948        3,905
  Compensation and benefits....                 24,999       21,350           45,261       42,492
  Occupancy ...................                  1,916        1,778            3,738        3,678
  Other operating expenses.....                  6,938        6,202           13,419       11,805
  Restructuring charges........                   --           --                  0        5,561
                                           ------------ ------------     ------------ ------------
    Total operating expenses...                 36,084       30,936           66,366       67,441
                                           ------------ ------------     ------------ ------------
Interest Income & Other........                    551          402            1,434          755
                                           ------------ ------------     ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Minority Interest
  and Income Taxes.............                 29,361       13,274           48,559       15,155
Equity in Net Income and Loss
  of Investees.................                     (4)          18              (29)         (94)
Minority Interest..............                 (8,612)      (3,800)         (12,025)      (4,959)
                                           ------------ ------------     ------------ ------------
Income before Income
  Taxes........................                 20,745        9,492           36,505       10,102
Income Taxes...................                 (7,261)      (3,540)         (12,771)      (3,766)
                                           ------------ ------------     ------------ ------------
Net Income ....................                $13,484       $5,952          $23,734       $6,336
                                           ============ ============     ============ ============
Net Income Per Share:
  Basic........................                  $0.97        $0.42            $1.72        $0.45
                                           ============ ============     ============ ============
  Diluted......................                  $0.90        $0.41            $1.60        $0.43
                                           ============ ============     ============ ============
Weighted Average Common and
Common Equivalent Shares:
  Basic........................             13,894,987   14,113,380       13,813,621   14,087,485
                                           ============ ============     ============ ============
  Diluted......................             14,961,127   14,673,167       14,829,684   14,687,742
                                           ============ ============     ============ ============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                             Six Months Ended
                                                               September 30,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................      $23,734         $6,336
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in net income of investees............           29             94
     Minority interest............................       12,025          4,959
     Depreciation and amortization................        4,242          4,096
     Gains on marketable equity trading securities         (279)           (72)
     Purchase of marketable equity trading
      securities..................................         (673)        (5,213)
     Non-cash restructuring charges...............        --             1,687
     Other........................................           39            616
Changes in:
     Accounts receivable - subscription and other.        6,200            425
     Accounts receivable - asset management.......      (21,561)        (2,671)
     Accounts receivable - related parties........        1,905           (514)
     Prepaid expenses.............................         (856)        (1,053)
     Other assets.................................         (308)           301
     Accounts payable, due to related party
      and accrued expenses........................        3,391         (2,563)
     Unearned revenues............................        2,848             48
                                                   -------------  -------------
Net cash provided by operating activities..              30,736          6,476
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................       (1,387)        (4,042)
Investment in marketable debt securities -
 available for sale...............................      (19,815)        (2,579)
Acquisitions - cash paid..........................        --            (1,053)
Sale of Assets                                              683          --
Investments in unconsolidated companies...........       (3,014)         --
                                                   -------------  -------------
Net cash used in investing activities                   (23,533)        (7,674)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority shareholders.................       (5,400)        (2,702)
Proceeds from sale of common stock................        4,378          1,726
Common stock repurchased..........................       (2,875)        (4,531)
                                                   -------------  -------------
Net cash used in financing activities.............       (3,897)        (5,507)
                                                   -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             3,306         (6,705)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       53,320         31,343
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $56,626        $24,638
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense.............................        --             --
     Income taxes.................................       $5,703         $2,237

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

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of September 30, 2000 and the results of our operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2000 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Form 10-K), but does not include all disclosures required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. RESTRUCTURING CHARGES

In March 2000, our management announced and implemented a restructuring plan aimed at consolidating a global structure for our sales and client support organization for the Core business.

At September 30, 2000, $159,000 in restructuring charges remained accrued which related principally to excess facilities and other miscellaneous costs including professional service fees. All remaining liabilities associated with this restructuring are expected to be paid in the December 2000 quarter. Activity in the restructuring accrual for the period from March 31, 2000 to September 30, 2000 is summarized as follows (in thousands):

                                           Severance and   Excess       Other
                                           Termination   Facilities  Restructuring   Total
                                           ------------ ------------ ------------ ------------
Balance at March 31, 2000....                   $2,119         $210         $325       $2,654
                                           ------------ ------------ ------------ ------------

Cash payments................                   (2,198)        (122)        (175)      (2,495)
Reclassification.............                       79                       (79)
                                           ------------ ------------ ------------ ------------
Balance at September 30, 2000                      --           $88          $71         $159
                                           ============ ============ ============ ============

In April 1999, our management announced and implemented a restructuring plan to reduce the cost of operating our U.S. fixed income business and focus future development and sales efforts on global and enterprise-wide fixed income products. All amounts previously accrued related to these restructuring activities have been paid.

3. COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains gains and losses. A summary of comprehensive income follows (in thousands):

                                            Three Months Ended September 30,
                                           -------------------------
                                               2000         1999
                                           ------------ ------------
Net Income ..................                  $13,484       $5,952
Foreign currency translation
  gain (loss)................                     (562)         753
                                           ------------ ------------
Comprehensive income ........                  $12,922       $6,705
                                           ============ ============

                                             Six Months Ended September 30,
                                           -------------------------
                                               2000         1999
                                           ------------ ------------
Net Income ..................                  $23,734       $6,336
Foreign currency translation
  gain (loss)................                     (490)         646
                                           ------------ ------------
Comprehensive income ........                  $23,244       $6,982
                                           ============ ============

4. SEGMENT INFORMATION

BARRA's business segments are organized on the basis of differences in their products and services. The Core Business is the investment analytics segment and consists of developing, marketing and supporting portfolio and enterprise risk software. The BARRA Ventures Businesses consists of investments, joint ventures or significant licensing arrangements that leverage the ideas and intellectual property of the Core Business. The POSIT joint venture licenses institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment. The Symphony Asset Management venture is a jointly owned subsidiary that provides asset management services. Other Ventures include our Global Estimates, Bond Express, BARRA RogersCasey, Strategic Consulting and Investment Strategies businesses.

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

The following tables present information about reported segments for the three and six month periods ended September 30, 2000 and 1999, respectively (in thousands):

For the three months ended September 30, 2000:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Symphony Asset                 Total
                                Core      Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $27,387                                                               $27,387
Symphony Asset Management....                                $24,481                     $24,481        24,481
POSIT........................                   $4,965                                     4,965         4,965
Other Ventures...............                                               $8,061         8,061         8,061
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  27,387         4,965        24,481         8,061        37,507        64,894

Compensation and benefits...     (13,455)         (342)       (6,000)       (5,202)      (11,544)      (24,999)
Other segment expenses......      (7,059)         (176)       (1,335)       (2,515)       (4,026)      (11,085)
Interest income and other...         553                          (2)                         (2)          551
Equity in joint venture
  gains (losses) and minority
  interest...................                       33        (8,612)          (37)       (8,616)       (8,616)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (19,961)         (485)      (15,949)       (7,754)      (24,188)      (44,149)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income                    $7,426        $4,480        $8,532          $307       $13,319       $20,745
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,494           $40           $66          $521          $627        $2,121

For the three months ended September 30, 1999:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Symphony Asset                 Total
                                Core      Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $21,703                                                               $21,703
Symphony Asset Management....                                $10,241                     $10,241        10,241
POSIT........................                   $4,468                                     4,468         4,468
Other Ventures...............                                               $7,396         7,396         7,396
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  21,703         4,468        10,241         7,396        22,105        43,808

Compensation and benefits...     (14,054)         (304)       (1,901)       (5,091)       (7,296)      (21,350)
Other segment expenses......      (6,481)          (88)         (941)       (2,076)       (3,105)       (9,586)
Interest income and other...         260                         142                         142           402
Equity in joint venture
  losses and minority
  interest...................                       64        (3,800)          (46)       (3,782)       (3,782)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (20,275)         (328)       (6,500)       (7,213)      (14,041)      (34,316)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income (loss)             $1,428        $4,140        $3,741          $183        $8,064        $9,492
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,782           $40           $55          $129          $224        $2,006

For the six months ended September 30, 2000:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Symphony Asset                 Total
                                Core      Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $52,738                                                               $52,738
Symphony Asset Management....                                $34,335                     $34,335        34,335
POSIT........................                  $10,783                                    10,783        10,783
Other Ventures...............                                              $15,635        15,635        15,635
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  52,738        10,783        34,335        15,635        60,753       113,491

Compensation and benefits...     (26,267)         (607)       (8,170)      (10,217)      (18,994)      (45,261)
Other segment expenses......     (13,670)         (327)       (2,378)       (4,730)       (7,435)      (21,105)
Interest income and other...       1,030                         404                         404         1,434
Equity in joint venture
  gains (losses) and minority
  interest...................                       46       (12,025)          (75)      (12,054)      (12,054)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (38,907)         (888)      (22,169)      (15,022)      (38,079)      (76,986)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income                   $13,831        $9,895       $12,166          $613       $22,674       $36,505
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $2,990           $80          $131        $1,041        $1,252        $4,242

For the six months ended September 30, 1999:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Symphony Asset                 Total
                                Core      Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $44,122                                                               $44,122
Symphony Asset Management....                                $15,061                     $15,061        15,061
POSIT........................                   $8,915                                     8,915         8,915
Other Ventures...............                                              $13,743        13,743        13,743
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  44,122         8,915        15,061        13,743        37,719        81,841

Compensation and benefits...     (28,510)         (545)       (3,147)      (10,290)      (13,982)      (42,492)
Other segment expenses......     (12,695)         (209)       (2,194)       (4,290)       (6,693)      (19,388)
Interest income and other...         575                         180                         180           755
Equity in joint venture
  losses and minority
  interest...................                       64        (4,959)         (158)       (5,053)       (5,053)
Restructuring charges.......      (5,561)                                                               (5,561)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (46,191)         (690)      (10,120)      (14,738)      (25,548)      (71,739)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income (loss)            ($2,069)       $8,225        $4,941         ($995)      $12,171       $10,102
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $3,683           $70           $85          $258          $413        $4,096

Segment information presented above for the three and six months ended September 30, 1999 includes certain reclassifications from previously reported amounts to conform with the fiscal year 2001 presentation.

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

6. NEW ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during our fourth quarter of fiscal year 2001 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. We do not believe SAB101 will have a material impact on our income statement presentation, operating results or financial position.

7. SALE OF DIRECTUS

On August 1, 2000 we sold substantially all of the assets and assigned certain of the liabilities of Directus Ltd. The Directus product provides data on UK directors' trading and was initially acquired by BARRA in October 1997 as part of its purchase of certain assets from Edinburgh Financial Publishing, Ltd. The sale did not result in any gain or loss.

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

Foreign Currency

As an international corporation, we generate revenue from clients throughout the world, maintain sales and representative offices worldwide and hold certain deposits and accounts in foreign currencies. Our revenue is generated from both United States and non-U.S. currencies. Our subscriptions in the United Kingdom and the European Community are priced in British pounds sterling (pounds) and euros, respectively. Additionally, our consolidated subsidiary, BARRA International (Japan), Ltd. (BARRA Japan), generates revenues, has expenses and has assets and liabilities in Japanese yen (yen). All other international clients are billed in U.S. dollars.

The following table presents a summary of revenue by geographic region for the three months ended September 30, 2000 and 1999 (in thousands). Revenues are distributed to geographic areas based on the country in which the BARRA sales office is located:

                                         2000                          1999
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
North America:
United States............       $48,763             76%       $30,421             69%
Other....................           973              1            735              2
                          -------------- -------------- -------------- --------------
Total North America......        49,736             77         31,156             71
                          ============== ============== ============== ==============

Europe:
United Kingdom...........         7,828             12          6,129             14
Germany..................         1,733              3          1,346              3
Other....................           277                           304              1
                          -------------- -------------- -------------- --------------
Total Europe.............         9,838             15          7,779             18
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         4,074              6          3,305              8
Other....................         1,246              2          1,568              3
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         5,320              8          4,873             11
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $64,894            100%       $43,808            100%
                          ============== ============== ============== ==============

All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. Our management has considered its exposure to foreign currency fluctuations and, beginning in September 2000, implemented a hedging program designed to partially mitigate our exposure to such fluctuations through the use of forward commitments to sell certain foreign currencies. The hedging program is specifically designed to hedge our net assets denominated in pounds, euros and yen.

For the three month period ended September 30, 2000, when compared to the same period a year ago, the U.S. dollar strengthened against the pound and Euro and weakened against the yen - all of which had the net effect of increasing net revenues and decreasing net income by approximately $125,000 and ($250,000), respectively, compared to exchange rates in effect for the three month period ended September 30, 1999.

On April 1, 2000, we changed the functional currency of our Japanese subsidiary, BARRA Japan, from yen to our consolidated reporting currency of U.S. dollars. This change reflects the fact that the economic factors impacting our business and related cash flows in Japan have become more influenced by our reporting currency than the local currency due to consolidation of various business and management activities within the U.S., the growth of global accounts and pricing, and the significance of inter-company transactions. As a result of this change, gains and losses on translation of current assets and liabilities denominated in yen to the U.S. reporting currency are included in other operating expenses in fiscal 2001.

Under current operating arrangements in the countries in which we do business, there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company, except in Brazil, where we are required to register exchange agreements with the Brazil Central Bank.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, marketable equity securities held for trading and marketable debt securities available for sale totaled $104.8 million at September 30, 2000. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $5 million, of which no amounts have been, or are at present anticipated to be, drawn down on that line of credit.

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

PRINCIPAL FINANCIAL COMMITMENTS

Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities and possible future royalties payable to RJM Ventures, Inc. (as successor to Redpoint Software, Inc.). Our Board of Directors has also authorized the repurchase of up to 500,000 shares of our common stock and has authorized up to $17 million in funds as "seed" investments for new asset management products developed by Symphony and the Asset Services Group of BARRA RogersCasey. Approximately $5.0 million of the latter amount has not yet been disbursed.

RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income for the three and six month periods ended September 30, 2000 and September 30, 1999.

Net Income. Net income for the three month period ended September 30, 2000 was $13,484,000 or $0.90 per share (diluted) compared to net income of $5,952,000 or $0.41 per share (diluted) for the same quarter a year ago. Net income for the six month period ended September 30, 2000 was $23,734,000 or $1.60 per share (diluted) compared to net income of $6,336,000 or $0.43 per share (diluted) for the same period a year ago. Results for the six month period ended September 30, 1999 included restructuring charges of $5,561,000 ($.24 per diluted share).

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

Total operating revenues for the three and six month periods ended September 30, 2000 increased $21,086,000 or 48% and $31,650,000 or 39%, respectively, compared to the same periods a year ago.

Portfolio and Enterprise Risk Management. Portfolio and Enterprise Risk Management revenues consist of annual subscription fees and other related revenues for our Core Business portfolio risk management and enterprise risk management systems. A summary of the components of this revenue is as follows (amounts in thousands):

                                Three Months Ended          Six Months Ended
                                   September 30,              September 30,
                             -------------------------- -----------------------------
                               2000     1999   %Change    2000      1999     %Change
                             -------- -------- -------- --------- --------- ---------
Core product subscriptions-
  continuing products....... $24,623  $20,497       20   $48,589   $39,682        22
Core product subscriptions-
  discontinued fixed
  income products...........     --       --       --       --         595      --
Other Core product related..   2,764    1,206      129     4,149     3,845         8
                             -------- -------- -------- --------- --------- ---------
TOTAL....................    $27,387  $21,703       26   $52,738   $44,122        20
                             ======== ======== ======== ========= ========= =========

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

Other Core Product Related revenues include consulting and implementation fees associated with enterprise risk management system installations, timesharing revenues, seminar revenues and other recurring fees. The increase in revenue in the current quarter as compared to the same quarter a year ago is due primarily to increased revenues in the enterprise risk management implementation business arising from an increase in the number of enterprise risk system installations and pilots. The timing of the recording of enterprise risk management implementation fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from quarter to quarter. Seminar revenues also increased primarily due to changes in the timing of these events.

Symphony's revenues increased $14,240,000 or 139% compared to the same quarter a year ago and increased $19,274,000 or 128% compared to the same six month period a year ago. Symphony's revenues consist primarily of asset management fees, which are a fixed percentage of asset value, and performance fees, which are based on the performance over a benchmark for each client account. Performance fees included in total revenues were $17,671,000 and $21,112,000, respectively, for the three and six months ended September 30, 2000 compared to $6,458,000 and $7,115,000 for the same periods a year ago. Performance fees are recognized only at the measurement date for determining performance of an account. The measurement date typically is at the end of the first year of a client's contract and on each subsequent annual anniversary date for the years after the first year. The performance fees in the current quarter represent fees on approximately 37% of the accounts. It is estimated that approximately 38% and 10% of the current total of performance-based funds under Symphony's management will have performance fee determination dates in the quarters ended December 31, 2000, and March 31, 2001, respectively.

As of September 30, 2000, Symphony had approximately $5.3 billion of assets under direct management. Of these funds, approximately $3.4 billion are now managed under agreements that provide for performance fees in addition to a base management fee. These amounts include approximately $800 million of leverage associated with performance fee accounts in addition to the capital invested by Symphony clients.

Symphony's future revenues will depend to a great extent on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

POSIT. POSIT revenues increased $497,000 or 11% compared to the same quarter a year ago and increased $1,868,000 or 21% compared to the same six month period a year ago. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems.

Other Ventures. Other Ventures include our Global Estimates, Bond Express, BARRA RogersCasey, Strategic Consulting and Investment Strategies businesses. Revenues from Global Estimates and Bond Express primarily consist of subscription fees to earnings estimates products and bond offering databases. The Investment Consulting division of BARRA RogersCasey provides services to pension plan sponsors usually under recurring, retainer-based fee arrangements. The Strategic Consulting venture provides consulting services to asset managers, which are generally nonrecurring, project-type engagements that are completed in phases. As a group, in the current quarter Other Ventures revenues increased $665,000, or 9%, compared to the same quarter a year ago and increased $1,892,000 or 14% compared to the same six month period a year ago, with increased revenue in each of these ventures.

Operating Expenses. For the quarter ended September 30, 2000 compared to the same quarter a year ago, total operating expenses increased $5,148,000 or 17%. For the six months ended September 30, 2000 compared to the same period a year ago, total operating expenses, including restructuring charges, decreased $1,075,000 or %2. Excluding restructuring charges, operating expenses increased $4,486,000 or 7%.

Communication, data and seminar costs consists of computer access and communication charges, data and software acquisition expenses, BARRA's computer leasing expenses, and seminar expenses. This component of expense increased $625,000 or 39% compared to the same quarter a year ago and increased $43,000 or 1% compared to the same six month period a year ago. The increase for the current quarter is primarily the result of higher seminar costs due to changes in the timing of certain annual client events. Computer access was lower due to the termination of our VAX-based platform and related computer leasing expenses for fixed income and equity models in fiscal 2000.

Compensation and Benefits increased $3,649,000 or 17% compared to the same quarter a year ago and increased $2,769,000 or 7% compared to the same six month period a year ago. The increases from the same quarter a year ago are primarily the result of higher incentive compensation in our Symphony business and increases in company-wide employee benefit costs, offset by decreases in costs associated with the Year 2000 project. External and other special additional internal costs associated with our Year 2000 project included in compensation and benefits were $1.3 million and $2.6 million for the three and six month periods ended September 30, 1999. No Y2K related costs were incurred in the current fiscal year and none are expected in the future. Incentive compensation at Symphony varies with pre-tax earnings and increased $3.4 million and $4.0 million for the three and six months periods ended September 30, 2000 compared to the same periods a year ago. Incentive compensation at Symphony for the three months ended September 30, 2000 includes approximately $1.7 million in bonuses paid to the Symphony principals in connection with a management bonus plan that pays out 20% of the pre-tax profits of Symphony once the profits exceed $17 million.

Occupancy Expense increased $138,000 or 8% compared to the same quarter a year ago and increased $60,000 or 2% compared to the same six-month period a year ago. This increase reflects higher rental costs at our New York facilities offset partially by additional sublease income from leasing more of our excess facilities in the current year.

Other Operating Expenses increased $736,000 or 12% compared to the same quarter a year ago and increased $1,614,000 or 14% compared to the same six month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data and other expenses related to asset management operations, marketing, advertising, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. Other operating expenses increased from the same periods a year ago primarily as a result of: (a) higher foreign currency translation losses, primarily due to the weakening of the Euro and the pound against the dollar; (b)significant increases in marketing and related expenses; and (c) increases in legal and other professional services.

Restructuring Charges - Refer to Note 2 in the accompanying notes to the condensed consolidated financial statements for information on the restructuring charges.

Interest Income and Other- Interest Income and Other increased $149,000 or 37% compared to the same quarter a year ago and increased $679,000 or 90% compared to the same six month period a year ago. The increase is due primarily to higher gains on marketable equity securities held for trading. These investments consist of funds managed by Symphony.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this Form 10-Q contain several forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, opinion, project, intend, plan, believe, designed, future, forecast, perceive, possible, potential, target, will, may, scheduled, would, could, should, forward, assure and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, events or results. From time to time we may also provide oral or written forward-looking statements in other materials that we release to the public.

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

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K filings with the SEC. Our Form 10-K filing for the 2000 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of that filing under the heading "Risk Factors" and in our recent earnings press release for the quarter ended September 30, 2000. We incorporate that section of that Form 10-K in this filing and investors should refer to it. Those are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed in our Form 10-K or elsewhere in this Form 10-Q could also adversely affect us or our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $64.6 million at September 30, 2000 with an average interest rate of 5.0%. At September 30, 2000, the portfolio also had approximately $25.9 million of short-term, high credit quality municipal and corporate debt securities with an average taxable equivalent interest rate of 8.1%. The short-term money market funds and the municipal and corporate debt securities are not insured and, because of the short-term nature of the investments, are subject to credit risk, but are not likely to fluctuate significantly in market value.

From time to time, we provide the initial invested funds for the startup of new investment products offered by Symphony and BARRA RogersCasey's Asset Services Group. In these cases the primary considerations are related to supporting a new business rather than making investments that fall under the guidelines of our investment policy.

Our investments in primarily market-neutral programs, which amounted to approximately $14.3 million at September 30, 2000, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

In September 2000, we implemented a hedging program to help reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At September 30, 2000, we had one contract to sell 400 million yen at 107.35, maturing on October 18, 2000, with an unrealized gain of $40,000. We expect to enter into similar instruments for hedging our pound and Euro net asset exposures in the December 2000 quarter. We enter into forward currency contracts only with approved counterparties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The capitalization of BARRA Japan includes approximately $2.3 million invested in a yen-denominated mutual fund.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

All information that is required by this item was reported under the heading "Legal Proceedings" in our March 31, 2000 Form 10-K. There have been no other material developments in our legal proceedings since the date of our Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

All information that is required by this item was reported under the heading "Submission of Matters to a Vote of Security Holders" in our June 30, 2000 Form 10-Q. There have been no other material developments in our legal proceedings since the date of our Form 10-Q.

ITEM 5. OTHER INFORMATION.

At the August 3, 2000 Annual Meeting of Stockholders, an amendment to the Company's Bylaws was approved. This amendment increased minimum number of members of the Company's Board of Directors from four (4) to five (5) and the maximum number from seven (7) to nine (9).

At its August 3, 2000 Quarterly Meeting, our Board of Directors re-authorized the Corporation to purchase up to 500,000 shares of its own Common Stock. Pursuant to that repurchase plan, we have made two repurchases of our Common Stock on the Nasdaq Stock Market. On October 30, 2000, we purchased 5,000 shares at a per share price of $58.8750 (for an aggregate of $294,375.00) and, on November 1, 2000, we repurchased 25,000 shares at a price per share of $61.1125 (for an aggregate of $1,527,812.50).

All other information that is required by this item was reported under the heading "Other Information" in our June 30, 2000 Form 10-Q. There have been no other material developments in our legal proceedings since the date of our Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) the following exhibits are required by Item 601 of the Regulation S-K:

Exhibit Number	Description
3.2.1	Amended and Restated Bylaws of Company, effective August 3, 2000
10.22	BARRA, Inc. 2000 Equity Participation Plan, dated June 7, 2000 (Incorporated by reference to Exhibit No. 4.1 to our registration statement on form S-8 filed September 8, 2000 (File No. 333-45392))
10.23	Amendment to BARRA, Inc. Directors Option Plan, dated June 7, 2000 (incorporated by reference to Exhibit No. 4.1 to our registration statement on Form S-8 filed September 8, 2000 (File No. 333-45462))
27.1	Financial Data Schedule (electronic filing only)

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRA, Inc.

(Registrant)

Dated: November 8, 2000

By:	/s/ Kamal Duggirala

Kamal Duggirala
Chief Executive Officer

Dated: November 8, 2000

By:	/s/ James D. Kirsner

James D. Kirsner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.2.1	Amended and Restated Bylaws fo Company, effective August 3, 2000
10.22	BARRA, Inc. 2000 Equity Participation Plan, dated June 7, 2000 (Incorporated by reference to Exhibit No. 4.1 to our registration statement on form S-8 filed September 8, 2000 (File No. 333-45392))
10.23	Amendment to BARRA, Inc. Directors Option Plan, dated June 7, 2000 (incorporated by reference to Exhibit No. 4.1 to our registration statement on Form S-8 filed September 8, 2000 (File No. 333-45462))
27.1	Financial Data Schedule (electronic filing only)