Form 10-Q
period 2000-12-31
BARRA INC /CA
filed 2001-02-14
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000 or

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

The number of shares of the registrant's Common Stock outstanding as of December 31, 2000 was 21,073,533.

Exhibit Index is located on page 20

BARRA, INC.
Report On Form 10-Q For The
Quarter Ended December 31, 2000
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

                                                     December 31,    March 31,
                                                           2000           2000
                                                    -------------  -------------
                                                     (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents........................      $56,783        $53,320
  Investments in marketable equity trading
    securities...............................             15,471         13,334
  Investments in marketable debt securities
    available-for-sale.............................       54,485         14,090
  Accounts receivable:
    Subscription and other (Less allowance for
     doubtful accounts of $840 and $755)...........       16,218         18,411
    Asset management...............................       25,809          8,984
    Related parties................................        5,900          7,392
  Prepaid expenses.................................        3,525          2,116
                                                    -------------  -------------
    Total current assets...........................      178,191        117,647
                                                    -------------  -------------
Investments in unconsolidated companies............        4,737          1,775
Premises and equipment:
  Computer and office equipment....................       20,743         20,909
  Furniture and fixtures...........................        6,182          6,029
  Leasehold improvements...........................        8,685          8,747
                                                    -------------  -------------
    Total premises and equipment...................       35,610         35,685
Less accumulated depreciation and amortization.....      (20,979)       (18,366)
                                                    -------------  -------------
                                                          14,631         17,319
Deferred tax assets................................        7,887          4,355
Computer software (less accumulated amortization
  of $1,869 and $1,455)............................        1,484          1,994
Other assets.......................................        1,122            832
Goodwill and other intangibles (less accumulated
  amortization of $6,734 and $7,304)...............       10,435         24,840
                                                    -------------  -------------
Total..............................................     $218,487       $168,762
                                                    =============  =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................       $1,094           $975
  Accrued expenses payable:
    Accrued compensation...........................       15,089         14,084
    Accrued corporate income taxes.................       12,531         13,437
    Accrued restructuring charges..................         --            2,654
    Other accrued expenses.........................       11,044          9,966
  Unearned revenues................................       30,609         26,579
                                                    -------------  -------------
    Total current liabilities......................       70,367         67,695
                                                    -------------  -------------
Deferred tax liabilities...........................        1,768          1,994
Minority interest in equity of subsidiary..........        6,143          2,287
SHAREHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 112,500,000
   shares authorized; 21,073,533 and 20,513,325
   shares issued and outstanding...................            2              1
  Additional paid-in capital.......................       25,107         16,208
  Retained earnings................................      115,338         80,321
  Accumulated other comprehensive income                    (238)           256
                                                    -------------  -------------
    Total shareholders' equity.....................      140,209         96,786
                                                    -------------  -------------
Total..............................................     $218,487       $168,762
                                                    =============  =============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except for share and per share amounts)

                                                Three Months Ended            Nine Months Ended
                                                  December 31,                  December 31,
                                           -------------------------     -------------------------
                                               2000         1999             2000         1999
                                           ------------ ------------     ------------ ------------
                                           (Unaudited)  (Unaudited)      (Unaudited)  (Unaudited)
Operating Revenues:
  Portfolio and Enterprise Risk
    Management.................                $28,431      $23,337          $81,169      $67,459
  Symphony ....................                 19,681       24,716           54,016       39,777
  POSIT........................                  4,579        4,810           15,362       13,725
  Other Ventures...............                  7,020        7,314           22,655       21,057
                                           ------------ ------------     ------------ ------------
    Total operating revenues...                 59,711       60,177          173,202      142,018
                                           ------------ ------------     ------------ ------------
Operating Expenses:
  Communication, data, and
    seminar....................                  1,973        2,343            5,921        6,248
  Compensation and benefits....                 25,520       23,995           70,781       66,487
  Occupancy ...................                  1,889        1,791            5,627        5,469
  Other operating expenses.....                  7,332        7,115           20,751       18,920
  Loss on sale of Global
    Estimates business.........                  1,064         --              1,064         --
  Restructuring charges........                   --           --               --          5,561
                                           ------------ ------------     ------------ ------------
    Total operating expenses...                 37,778       35,244          104,144      102,685
                                           ------------ ------------     ------------ ------------
Interest Income & Other........                  1,169          340            2,603        1,095
                                           ------------ ------------     ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Minority Interest
  and Income Taxes.............                 23,102       25,273           71,661       40,428
Equity in Net Income and Loss
  of Investees.................                    100           21               71          (73)
Minority Interest..............                 (5,842)      (8,878)         (17,867)     (13,837)
                                           ------------ ------------     ------------ ------------
Income before Income
  Taxes........................                 17,360       16,416           53,865       26,518
Income Taxes...................                 (6,076)      (6,074)         (18,847)      (9,840)
                                           ------------ ------------     ------------ ------------
Net Income ....................                $11,284      $10,342          $35,018      $16,678
                                           ============ ============     ============ ============
Net Income Per Share:
  Basic........................                  $0.54        $0.49            $1.68        $0.79
                                           ============ ============     ============ ============
  Diluted......................                  $0.50        $0.47            $1.57        $0.76
                                           ============ ============     ============ ============
Weighted Average Common and
Common Equivalent Shares:
  Basic........................             21,000,286   20,976,333       20,809,371   21,080,561
                                           ============ ============     ============ ============
  Diluted......................             22,587,119   21,831,705       22,363,170   21,967,352
                                           ============ ============     ============ ============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                             Nine Months Ended
                                                               December 31,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................      $35,018        $16,678
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in net income of investees............           71             73
     Minority interest............................       17,867         13,837
     Depreciation and amortization................        6,306          6,130
     Gains on marketable equity trading securities         (514)           (72)
     Purchase of marketable equity trading
      securities..................................       (1,623)        (7,159)
     Non-cash restructuring charges...............        --               748
     Loss on sale of Global Estimates Business....        1,064          --
     Deferred Taxes...............................       (3,758)           240
     Other........................................         (244)           427
Changes in:
     Accounts receivable - subscription and other.        1,739          3,066
     Accounts receivable - asset management.......      (16,825)       (19,324)
     Accounts receivable - related parties........        1,492         (1,077)
     Prepaid expenses.............................       (1,656)            85
     Other assets.................................         (290)           254
     Accounts payable, due to related party
      and accrued expenses........................        5,584          5,840
     Unearned revenues............................        5,145           (313)
                                                   -------------  -------------
Net cash provided by operating activities..              49,376         19,433
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................       (2,419)        (5,108)
Investment in marketable debt securities -
 available for sale...............................      (40,395)          (151)
Acquisitions - cash paid..........................        --            (1,053)
Sale of Assets                                           13,086          --
Investments in unconsolidated companies...........       (3,033)         --
                                                   -------------  -------------
Net cash used in investing activities                   (32,761)        (6,312)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority shareholders.................      (14,011)        (6,542)
Proceeds from sale of common stock................        5,780          2,862
Common stock repurchased..........................       (4,921)       (10,784)
                                                   -------------  -------------
Net cash used in financing activities.............      (13,152)       (14,464)
                                                   -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             3,463         (1,343)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       53,320         31,343
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $56,783        $30,000
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes.................................      $16,506         $5,545

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of BARRA, Inc. (the Company, which may be referred to as "Barra", we, us or our) and its wholly-owned subsidiaries and Symphony Asset Management, LLC. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of December 31, 2000 and the results of our operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2000 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Form 10-K), but does not include all disclosures required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses. A summary of comprehensive income follows (in thousands):

                                            Three Months Ended December 31,
                                           -------------------------
                                               2000         1999
                                           ------------ ------------
Net Income ..................                  $11,284      $10,342
Foreign currency translation
  gain (loss)................                       (4)           1
Unrealized gain on
  marketable securities
  available-for-sale                              --          1,948
                                           ------------ ------------
Comprehensive income ........                  $11,280      $12,291
                                           ============ ============

                                             Nine Months Ended December 31,
                                           -------------------------
                                               2000         1999
                                           ------------ ------------
Net Income ..................                  $35,018      $16,678
Foreign currency translation
  gain (loss)................                     (494)         647
Unrealized gain on
  marketable securities
  available-for-sale                              --          1,948
                                           ------------ ------------
Comprehensive income ........                  $34,524      $19,273
                                           ============ ============

3. SEGMENT INFORMATION

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

Segment income from operations is defined as segment revenues net of segment expenses, restructuring charges, loss on sale of Global Estimates, interest income and other, equity in joint venture gains and losses and minority interests. Segment expenses include costs for sales and client support activities, the cost of delivering the product or service including data and data processing costs, and allocated amounts of depreciation and amortization. Segment expenses also include allocated portions of research and development, general and administrative expenses and amortization of acquired intangibles.

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

The following tables present information about reported segments for the three and nine month periods ended December 31, 2000 and 1999, respectively (in thousands):

For the three months ended December 31, 2000:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Symphony Asset                 Total
                                Core      Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $28,431                                                               $28,431
Symphony Asset Management....                                $19,681                     $19,681        19,681
POSIT........................                   $4,579                                     4,579         4,579
Other Ventures...............                                               $7,020         7,020         7,020
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  28,431         4,579        19,681         7,020        31,280        59,711

Compensation and benefits...     (13,412)         (410)       (6,715)       (4,983)      (12,108)      (25,520)
Other segment expenses......      (7,173)         (163)       (1,406)       (2,452)       (4,021)      (11,194)
Interest income and other...         886                         283                         283         1,169
Equity in joint venture
  gains (losses) and minority
  interest...................                      137        (5,842)          (37)       (5,742)       (5,742)
Loss on sale of Global
  Estimates business.........                                               (1,064)       (1,064)       (1,064)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (19,699)         (436)      (13,680)       (8,536)      (22,652)      (42,351)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income                    $8,732        $4,143        $6,001       ($1,516)       $8,628       $17,360
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,504           $40           $65          $455          $560        $2,064

For the three months ended December 31, 1999:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Symphony Asset                 Total
                                Core      Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $23,337                                                               $23,337
Symphony Asset Management....                                $24,716                     $24,716        24,716
POSIT........................                   $4,810                                     4,810         4,810
Other Ventures...............                                               $7,314         7,314         7,314
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  23,337         4,810        24,716         7,314        36,840        60,177

Compensation and benefits...     (13,267)         (299)       (5,435)       (4,994)      (10,728)      (23,995)
Other segment expenses......      (7,805)          (53)       (1,364)       (2,027)       (3,444)      (11,249)
Interest income and other...         522                        (182)                       (182)          340
Equity in joint venture
  losses and minority
  interest...................                       53        (8,878)          (32)       (8,857)       (8,857)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (20,550)         (299)      (15,859)       (7,053)      (23,211)      (43,761)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income (loss)             $2,787        $4,511        $8,857          $261       $13,629       $16,416
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,385           $40           $75          $536          $651        $2,036

For the nine months ended December 31, 2000:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Symphony Asset                 Total
                                Core      Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $81,169                                                               $81,169
Symphony Asset Management....                                $54,016                     $54,016        54,016
POSIT........................                  $15,362                                    15,362        15,362
Other Ventures...............                                              $22,655        22,655        22,655
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  81,169        15,362        54,016        22,655        92,033       173,202

Compensation and benefits...     (39,679)       (1,017)      (14,885)      (15,200)      (31,102)      (70,781)
Other segment expenses......     (20,843)         (490)       (3,784)       (7,182)      (11,456)      (32,299)
Interest income and other...       1,916                         687                         687         2,603
Equity in joint venture
  gains (losses) and minority
  interest...................                      183       (17,867)         (112)      (17,796)      (17,796)
Restructuring charges and
  loss on sale of Global
  Estimates business.........                                               (1,064)       (1,064)       (1,064)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (58,606)       (1,324)      (35,849)      (23,558)      (60,731)     (119,337)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income                   $22,563       $14,038       $18,167         ($903)      $31,302       $53,865
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $4,589           $80          $196        $1,441        $1,717        $6,306

For the nine months ended December 31, 1999:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Symphony Asset                 Total
                                Core      Joint Venture  Management       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $67,459                                                               $67,459
Symphony Asset Management....                                $39,777                     $39,777        39,777
POSIT........................                  $13,725                                    13,725        13,725
Other Ventures...............                                              $21,057        21,057        21,057
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  67,459        13,725        39,777        21,057        74,559       142,018

Compensation and benefits...     (41,777)         (844)       (8,582)      (15,284)      (24,710)      (66,487)
Other segment expenses......     (20,500)         (262)       (3,558)       (6,317)      (10,137)      (30,637)
Interest income and other...       1,097                          (2)                         (2)        1,095
Equity in joint venture
  losses and minority
  interest...................                      117       (13,837)         (190)      (13,910)      (13,910)
Restructuring charges and
  loss on sale of Estimates
  business..................      (5,561)                                                               (5,561)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (66,741)         (989)      (25,979)      (21,791)      (48,759)     (115,500)

                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income (loss)               $718       $12,736       $13,798         ($734)      $25,800       $26,518
                            ============= ============= ============= ============= ============= =============
Depreciation and
  amortization                    $5,067           $70          $233          $760        $1,063        $6,130

Segment information presented above for the three and nine months ended December 31, 1999 includes certain reclassifications from previously reported amounts to conform with the fiscal year 2001 presentation.

4. PER SHARE DATA

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

5. NEW ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during our fourth quarter of fiscal year 2001 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. We do not believe SAB 101 will have a material impact on our income statement presentation, operating results or financial position.

6. SALE OF GLOBAL ESTIMATES BUSINESS

On December 7, 2000 the Company sold 100% of the capital stock in the subsidiary holding its earnings estimates business ("Global Estimates") to Multex.com, Inc. We initially acquired our Global Estimates business in October 1997 as part of our purchase of certain assets from Edinburgh Financial Publishing, Ltd. The sale was structured as a cash transaction. As a result of the sale, the Company reported a loss of approximately $1.1 million in the quarter ended December 31, 2000.

7. STOCK SPLIT

On November 10, 2000 the Company's Board of Directors declared a stock split, paid December 18, 2000, in the form of a dividend of one share of the Company's common stock for every two shares owned by the stockholders. The stock split resulted in the issuance of approximately 7 million additional shares of common stock from authorized but unissued shares. All share and per share data in these financial statements and related notes have been adjusted to retroactively reflect the stock split.

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

Foreign Currency

As an international corporation, we generate revenue from clients throughout the world, maintain sales and representative offices worldwide and hold certain deposits and accounts in foreign currencies. Our revenue is generated from both United States and non-U.S. currencies. Our subscriptions in the United Kingdom and the European Community are priced in British pounds sterling (pounds) and euros, respectively. Additionally, our consolidated subsidiary, BARRA International (Japan), Ltd. ("BARRA Japan"), generates revenues, has expenses and has assets and liabilities in Japanese yen (yen). All other international clients are billed in U.S. dollars.

The following table presents a summary of revenue by geographic region for the three months ended December 31, 2000 and 1999 (in thousands). Revenues are distributed to geographic areas based on the country in which the BARRA sales office is located:

                                         2000                          1999
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
North America:
United States............       $43,721             73%       $45,661             76%
Other....................         1,024              2            622              1
                          -------------- -------------- -------------- --------------
Total North America......        44,745             75         46,283             77
                          ============== ============== ============== ==============

Europe:
United Kingdom...........         6,762             11          6,730             11
Germany..................         1,791              3          1,393              2
Other....................           277              1            269                 --
                          -------------- -------------- -------------- --------------
Total Europe.............         8,830             15          8,392             13
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         4,753              8          3,987              7
Other....................         1,383              2          1,515              3
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         6,136             10          5,502             10
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $59,711            100%       $60,177            100%
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

For the three month period ended December 31, 2000, when compared to the same period a year ago, the U.S. dollar strengthened against the pound, euro, and yen, all of which had the net effect of decreasing net revenues and net income by approximately $902,000 and $877,000, respectively, compared to exchange rates in effect for the three month period ended December 31, 1999.

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

Under current operating arrangements in the countries in which we do business, there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company, except in Brazil, where we are required to register exchange agreements with the Brazilian Central Bank.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, marketable equity securities held for trading and marketable debt securities available for sale totaled $126.7 million at December 31, 2000. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $5 million. No amounts have been, or are at present anticipated to be, drawn down on that line of credit.

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

PRINCIPAL FINANCIAL COMMITMENTS

Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities and possible future royalties payable to RJM Ventures, Inc. (as successor to Redpoint Software, Inc.). Our Board of Directors has also authorized the repurchase of up to 500,000 shares of our common stock and has authorized up to $17 million in funds as "seed" investments for new asset management products developed by Symphony and the Asset Services Group of BARRA RogersCasey. Approximately $4.0 million of the latter amount has not yet been disbursed.

RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income for the three and nine month periods ended December 31, 2000 and December 31, 1999.

Net Income. Net income for the three month period ended December 31, 2000 was $11,284,000 or $0.50 per share (diluted) compared to net income of $10,342,000 or $0.47 per share (diluted) for the same quarter a year ago. Net income for the nine month period ended December 31, 2000 was $35,018,000 or $1.57 per share (diluted) compared to net income of $16,678,000 or $0.76 per share (diluted) for the same period a year ago. Results for the three and nine month periods ended December 31, 2000 include a loss on the sale of the Global Estimates business of $1,064,000 ($.03 per diluted share). Results for the nine month period ended December 31, 1999 include restructuring charges of $5,561,000 ($.16 per diluted share).

Operating Revenues. In 2000, we reorganized into two business units: BARRA Core and BARRA Ventures. Barra Core consists of one business segment, portfolio risk management and enterprise risk management systems. Barra Ventures consists of three business segments: Symphony, POSIT and Other Ventures. See Note 3 to the notes to our condensed consolidated financial statements for further information about our segments.

Total operating revenues for the three month period ended December 31, 2000 decreased $466,000 or 1% compared to the same period a year ago. Total operating revenues for the nine month period ended December 31, 2000 increased $31,184,000 or 22% compared to the same period a year ago.

Portfolio and Enterprise Risk Management. Portfolio and Enterprise Risk Management revenues consist of annual subscription fees and other related revenues for the Barra Core portfolio risk management and enterprise risk management systems. A summary of the components of this revenue is as follows (amounts in thousands):

                                Three Months Ended          Nine Months Ended
                                   December 31,               December 31,
                             -------------------------- -----------------------------
                               2000     1999   %Change    2000      1999     %Change
                             -------- -------- -------- --------- --------- ---------
Core product subscriptions-
  continuing products....... $26,189  $21,268       23   $74,779   $60,949        23
Core product subscriptions-
  discontinued fixed
  income products...........     --       --       --       --         595      --
Other Core product related..   2,242    2,069        8     6,390     5,915         8
                             -------- -------- -------- --------- --------- ---------
TOTAL....................    $28,431  $23,337       22   $81,169   $67,459        20
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

Other Core Product Related revenues include consulting and implementation fees associated with enterprise risk management system installations, timesharing revenues, seminar revenues and other recurring fees. The increase in revenue in the current quarter as compared to the same quarter a year ago is due primarily to increased revenues in the enterprise risk management implementation business. This increase was due to an increase in the number of enterprise risk system installations and pilots. The timing of the recording of enterprise risk management implementation fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from quarter to quarter.

Symphony's revenues decreased $5,035,000 or 20% compared to the same quarter a year ago and increased $14,239,000 or 36% compared to the same nine month period a year ago. Symphony's revenues consist primarily of asset management fees, which are a fixed percentage of asset value, and performance fees, which are based on the performance over a benchmark for each client account. Performance fees included in total revenues were $12,915,000 and $34,028,000, respectively, for the three and nine months ended December 31, 2000 compared to $19,903,000 and $27,018,000 for the same periods a year ago. Performance fees are recognized only at the measurement date for determining performance of an account. The measurement date typically is at the end of the first year of a client's contract and on each subsequent annual anniversary date for the years after the first year. The performance fees in the current quarter represent fees on approximately 38% of the accounts. It is estimated that approximately 9% and 11% of the current total of performance-based funds under Symphony's management will have performance fee determination dates in the quarters ended March 31, 2001 and June 2001, respectively.

As of December 31, 2000, Symphony had approximately $4.7 billion of assets under direct management. Of these funds, approximately $3.3 billion are now managed under agreements that provide for performance fees in addition to a base management fee. These amounts include approximately $700 million of leverage associated with performance fee accounts in addition to the capital invested by Symphony clients.

Symphony's future revenues will depend to a great extent on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds.

POSIT. POSIT revenues decreased $231,000 or 5% compared to the same quarter a year ago and increased $1,637,000 or 12% compared to the same nine month period a year ago. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems.

Other Ventures. During the reporting periods, other Ventures included our Global Estimates, Bond Express, BARRA RogersCasey, Strategic Consulting and Investment Strategies businesses. We sold our Global Estimates business in December 2000. (See Note 6 to the Notes to our Condensed Consolidated Financial Statements for further information about this sale.) Revenues from Global Estimates and Bond Express primarily consist of subscription fees to earnings estimates products and bond offering databases. The Investment Consulting division of BARRA RogersCasey provides services to pension plan sponsors usually under recurring, retainer- based fee arrangements. The Strategic Consulting venture provides consulting services to asset managers, which are generally nonrecurring, project-type engagements that are completed in phases. As a group, in the current quarter Other Ventures revenues decreased $294,000, or 4%, compared to the same quarter a year ago and increased $1,598,000 or 8% compared to the same nine month period a year ago. The decrease in the current quarter principally reflects the effect of having only two months of revenue for the Global Estimates business due to the December sale.

Operating Expenses. For the quarter ended December 31, 2000 compared to the same quarter a year ago, total operating expenses, including the loss on the sale of our Global Estimates business, increased $2,534,000 or 7%. Excluding the loss on the sale, operating expenses increased $1,470,000 or 4%. For the nine months ended December 31, 2000 compared to the same period a year ago, total operating expenses, including restructuring charges and the loss on the sale of the Global Estimates business, increased $1,459,000 or 1%. Excluding restructuring charges and the loss on the sale of the Global Estimates business, operating expenses increased $5,956,000 or 6%.

Communication, data and seminar costs consists of computer access and communication charges, data and software acquisition expenses, our computer leasing expenses, and seminar expenses. This component of expense decreased $370,000 or 16% compared to the same quarter a year ago and decreased $327,000 or 5% compared to the same nine month period a year ago. Computer access costs were lower due to the termination of our VAX-based platform and related computer leasing expenses for fixed income and equity models in fiscal 2000.

Compensation and Benefits increased $1,525,000 or 6% compared to the same quarter a year ago and increased $4,294,000 or 6% compared to the same nine month period a year ago. The increases from the same quarter a year ago are primarily the result of higher incentive compensation in our Symphony business and increases in company-wide employee benefit costs, offset by decreases in costs associated with the Year 2000 project. External and other special additional internal costs associated with our Year 2000 project included in compensation and benefits were $900,000 and $3.5 million for the three and nine month periods ended December 31, 1999. No Y2K related costs were incurred in the current fiscal year and none are expected in the future.

Incentive compensation at Symphony varies with pre-tax earnings and increased $909,000 and $4,941,000 for the three and nine months periods ended December 31, 2000, respectively, compared to the same periods a year ago. Incentive compensation at Symphony for the three months ended December 31, 2000 includes approximately $2.9 million in bonuses paid to the Symphony management in connection with a bonus plan that pays out 20% of the pre-tax profits of Symphony once the profits exceed $17 million in a fiscal year.

Occupancy Expense increased $98,000 or 5% compared to the same quarter a year ago and increased $158,000 or 3% compared to the same nine month period a year ago. This increase reflects higher rental costs at our Japan facilities offset partially by additional sublease income from leasing more of our excess facilities in various locations during the current year.

Other Operating Expenses increased $217,000 or 3% compared to the same quarter a year ago and increased $1,831,000 or 10% compared to the same nine month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data and other expenses related to asset management operations, marketing, advertising, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. Other operating expenses increased from the same periods a year ago primarily as a result of: (a) higher foreign currency translation losses, primarily due to the weakening of the euro and the pound against the dollar; (b) substantial increases in marketing and related expenses associated with our branding campaign; and (c) increases in legal and other professional services. We expect to continue to have significant increases in advertising and related expenses over the next two quarters compared to the same periods a year ago. We currently estimate advertising and related expenses to be approximately $800,000 and $1.1 million in the quarters ended March 31, 2001 and June 30, 2001, respectively.

Loss on sale of Global Estimates business - Refer to Note 6 in the accompanying notes to the condensed consolidated financial statements for information on this loss.

Restructuring Charges - In April 1999, our management announced and implemented a restructuring plan to reduce the cost of operating our U.S. fixed income business and to focus development and sales efforts on global and enterprise-wide fixed income products. All amounts previously accrued related to these restructuring activities have been paid.

Interest Income and Other - Interest Income and Other increased $829,000 or 243% compared to the same quarter a year ago and increased $1,508,000 or 138% compared to the same nine month period a year ago. The increase is due primarily to higher gains on marketable equity securities held for trading and increased interest income earned on cash balances arising from significantly higher cash balances. The investments in marketable equity securities consist of funds managed by Symphony.

Equity in Net Income (Loss) of Investees represents net gains and (losses) from our equity investments in Data Downlink Corporation, Risk Reporting Limited and Australian POSIT. The increase in gains reflects the dilution of our investment in Data Downlink during fiscal 2000 below 20% ownership so that we no longer exercise significant influence in their operations and accordingly no longer include their losses in our results.

Minority Interest represents the share of profits from Symphony Asset Management LLC that is due to other shareholders.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this Form 10-Q contain several forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "opinion", "project", "intend", "plan", "believe", "designed", "future", "forecast", "perceive", "vary", "possible", "potential", "target", "will", "may", "scheduled", "would", "could", "should", "forward", "assure" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, events or results. From time to time we may also provide oral or written forward-looking statements in other materials that we release to the public.

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

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K filings with the SEC. Our Form 10-K filing for the 2000 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of that filing under the heading "Risk Factors" and in our recent earnings press release for the quarter ended December 31, 2000. We incorporate that section of that Form 10-K in this filing and investors should refer to it. Those are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed in our Form 10-K or elsewhere in this Form 10-Q could also adversely affect us or our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $56.8 million at December 31, 2000 with an average interest rate of 5.5%. At December 31, 2000, the portfolio also had approximately $54.4 million of short-term, high credit quality municipal and corporate debt securities with an average taxable equivalent interest rate of 8.1%. The short-term money market funds and the municipal and corporate debt securities are not insured and, because of the short-term nature of the investments, are subject to credit risk, but are not likely to fluctuate significantly in market value.

From time to time, we provide the initial invested funds for the startup of new investment products offered by Symphony and the BARRA RogersCasey Asset Services Group. In these cases, the primary considerations are related to supporting a new business rather than making investments that fall under the guidelines of our investment policy.

Our investments in primarily market-neutral programs, which amounted to approximately $15.4 million at December 31, 2000, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

In September 2000, we implemented a hedging program to help reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At December 31, 2000, we had one contract to sell 500 million yen at 109.55, maturing on January 5, 2001, with an unrealized gain of $179,000. Also at December 31, 2000, we had one contract to sell 5 million euro at 0.8942, maturing on January 5, 2001, with an unrealized loss of $241,000. Additionally, at December 31, 2000, we had one contract to sell 5 million pounds at 1.4505, maturing on January 5, 2001, with an unrealized loss of $213,000. We enter into forward currency contracts only with approved counterparties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The capitalization of BARRA Japan includes approximately $2.2 million invested in a yen-denominated mutual fund.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

All information that is required by this item was reported under the heading "Legal Proceedings" in our March 31, 2000 Form 10-K. There have been no other material developments in our legal proceedings since the date of our Form 10-K.

ITEM 5. OTHER INFORMATION.

On November 10, 2000, the board of directors of Barra approved a 3-for-2 stock split, effected in the form of a dividend, that was paid on December 18, 2000 to shareholders of record as of November 27, 2000. Barra paid cash in lieu of fractional shares.

On December 7, 2000, Barra sold 100% of the capital stock in the subsidiary holding its Global Estimates business to Multex.com, Inc. The sale was structured as a cash transaction. Barra reported a pretax loss on the sale of approximately $1.1 million in the quarter ending December 31, 2000, as set forth in Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

On February 6, 2001, Barra repurchased 2,500 shares of its own Common Stock for an aggregate price of $117,187.50. On February 7, 2001, Barra repurchased 25,000 shares of its own Common Stock for an aggregate price of $1,168,750.

On February 8, 2001, the board of directors of Barra re-authorized senior management to repurchase up to an aggregate of 500,000 shares of its Common Stock.

All other information that is required by this item was reported under the heading "Other Information" in our September 30, 2000 Form 10-Q. There has been no other material information to report since the date of our Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No exhibits are required in this 10-Q for the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRA, Inc.

(Registrant)

Dated: February 14, 2001

By:	/s/ Kamal Duggirala

Kamal Duggirala
President and Chief Executive Officer

Dated: February 14, 2001

By:	/s/ Greg V. Stockett

Greg V. Stockett
Chief Financial Officer

EXHIBIT INDEX

No exhibits are required in this 10-Q for the quarter ended December 31, 2000.