Form 10-K
period 2001-03-31
BARRA INC /CA
filed 2001-06-28
CIK 878483

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended March 31, 2001.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____ to _____.

                         Commission file number 0-19690

                                [BARRA, INC. LOGO]
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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on May 30, 2001, as reported on The Nasdaq Stock Market (Nasdaq), was approximately $704,599,885. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock outstanding as of May 30, 2001 was 21,438,998.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS TO BE INCORPORATED BY REFERENCE                                         SECTION OF FORM 10-K
Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders,      Part III
filed with the Securities and Exchange Commission (SEC) along with this
Form 10-K (Proxy Statement).

Portions of the 2001 Annual Report to Shareholders, filed with the SEC as an      Parts I, II and IV
exhibit to this Form 10-K (2001 Annual Report).

                                TABLE OF CONTENTS


PART I                                                                                           PAGE
                                                                                                 ----
Item 1     Business                                                                                 1
               General                                                                              1
               Business Units and Segments                                                          1
               Marketing, Sales, Clients and Client Support                                         6
               POSIT and Symphony Revenue Contributions                                             8
               Research and Product Development                                                     8
               Competition                                                                          8
               Proprietary Rights and Licenses                                                     10
               Government Regulation                                                               11
               International Operations                                                            12
               Employees                                                                           13
               Risk Factors                                                                        13
Item 2     Properties                                                                              19
Item 3     Legal Proceedings                                                                       20
Item 4     Submission of Matters to a Vote of Security Holders                                     21
           Executive Officers of the Company                                                       21

PART II

Item 5     Market for the Company's Common Equity and Related Stockholder Matters                  23
Item 6     Selected Financial Data                                                                 23
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations   23
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                              29
Item 8     Financial Statements and Supplementary Data                                             30
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    48

PART III

Item 10    Directors and Executive Officers of the Company                                         49
Item 11    Executive Compensation                                                                  49
Item 12    Security Ownership of Certain Beneficial Owners and Management                          49
Item 13    Certain Relationships and Related Transactions                                          49
Other Matters                                                                                      49

PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                         50

SIGNATURES                                                                                         53

POWER OF ATTORNEY                                                                                  53

                                     PART I

ITEM 1.    BUSINESS

This Business Section and other parts of this Form 10-K, as well as portions of our 2001 Annual Report to Shareholders, contain forward looking statements that involve risks and uncertainties. For further information regarding these forward looking statements and the factors that could cause actual results to differ please look at the Risk Factors section of this Part I and the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Form 10-K.

Barra, Inc. (which may be referred to as Barra, the Company, we, us or our) is an investment risk management company which provides innovative solutions to financial professionals world-wide. We have two business units. Our Core Business provides portfolio risk management and enterprise risk management systems to investment professionals. Our Ventures Business develops new lines of business by leveraging our core research and development, generally through strategic partnerships.

Our fiscal year for financial reporting purposes is April 1 through March 31. The fiscal years are referred to using the year in which the end of the fiscal year falls. Unless otherwise noted, all references in this Form 10-K to 2001, 2000, 1999, 1998 or 1997 are to the fiscal year ending on March 31st in the year named. This means that the fiscal year ending March 31, 2001 is referred to as "2001."

Throughout this Form 10-K we "incorporate by reference" certain information from parts of other documents that we have filed with the SEC. The SEC allows us to avoid duplication and disclose important information by referring to it in that manner. Please refer to this information.

All share and per share amounts in this Form 10-K have been restated to reflect a three-for-two stock split effective December 18, 2000 and a three-for-two stock split effective September 22, 1997.

BUSINESS UNITS AND SEGMENTS

Our activities are organized into two business units, our CORE BUSINESS and our VENTURES BUSINESS. As further described below, our Core Business consists of one business segment, portfolio and enterprise risk management systems. Our Ventures Business consists of three business segments: Portfolio System for Institutional Trading (POSIT(R)), Symphony Asset Management (Symphony) and Other Ventures.

On June 15, 2001, we signed a definitive agreement, along with the principals of Symphony Asset Management LLC (Symphony LLC), to sell Symphony LLC to The John Nuveen Company (Nuveen). (See Note 14 of the Notes to our Consolidated Financial Statements.)

While our two business units serve some common clients and draw upon some similar research, development and data resources, they each require different marketing and distribution strategies.

- CORE BUSINESS (www.barra.com) -- Our Core Business is composed of our portfolio risk management and enterprise risk management systems.

    In our Core Business, we apply modern portfolio theory to practical investment problems. We entered the portfolio risk management business in 1975 when we introduced our first product for measuring the risk of U.S. equity portfolios. Since then, we have developed additional products covering new countries, asset classes and instruments. As part of that process, we have accumulated an unrivaled database of proprietary risk information on markets and securities worldwide. Our risk methodology is acknowledged as the industry standard for institutional investing. We have developed and offer a broad range of software applications to enable our clients to integrate our risk information into their investment process.

    Our risk management systems are designed to help investment professionals identify, measure and control risk in the context of their own investment disciplines. These systems consist of three components: data, models and software applications. We help each client structure the combination of these components that best addresses their needs.

    - Databases - To develop our databases, we license data from more than 100 third party sources. Using our own proprietary algorithms, we create proprietary data for equity, fixed income, currency and other financial instruments for all major global markets and asset classes.

    - Models - We have used our proprietary databases and methodology to develop risk, return and transaction cost prediction models for most of the world's publicly traded securities. Our risk predictions are frequently refreshed by updated feeds of our proprietary data.

    - Software Applications - Our models and data are made available to investment professionals through a broad range of software applications. We deliver these applications to customers worldwide via a variety of platforms. We primarily provide Microsoft(R) Windows(TM)-standard software, which interfaces with each customer's own office productivity system. We are presently engaged in the process of migrating our core products to a web-based delivery system. Such products will form the basis of our next generation of core products.

    Our Core Business product suite is divided into portfolio risk management and enterprise risk management systems, offering solutions to both portfolio and business level decision-makers.

    - Portfolio Risk Management Systems - Our portfolio risk management products are designed to help investment professionals construct optimal portfolios by measuring and managing risk. Our proprietary risk factors help investment managers identify and confirm the sources of risk within their portfolios, as well as make decisions about any sources of risk they might want to eliminate, in order to achieve a desired level of return.

        Our portfolio risk management products are divided into two application suites:

        - The Barra Aegis System(TM) -- is a suite of equity risk management software applications for managing equity securities and derivatives. It provides a flexible, comprehensive framework for portfolio managers to develop return forecasts, as well as control risk and costs.

        - The Barra Cosmos System(TM) -- allows global fixed income portfolio managers to manage risk and optimize return in a multi-currency, global bond portfolio. This adaptable system integrates specific bond, derivative and currency strategies to reflect each user's investment style, while monitoring the overall risk exposure of the portfolio's positions.

        The Aegis and Cosmos Systems are modular in design, and allow clients to select data and models that meet their specific investment requirements.

    - Enterprise Risk Management Systems - Our enterprise risk management solution combines our various models and analytics to provide senior business managers at large asset management firms with the tools they need to manage their investment and investment risks firm-wide.

        - The Barra TotalRisk System(TM) -- Barra's enterprise risk management system integrates our models into a firm-wide risk platform that addresses both the business and technology issues of delivering a consolidated view of financial risk across a given enterprise. It offers the benefits of a flexible software architecture that adapts to evolving business and technology requirements, and is scalable across multiple user sites. TotalRisk is used by asset managers, pension fund managers and custody banks to monitor compliance against benchmarks and fund guidelines.

    We generally provide our Core Business products to clients on an annual subscription basis. The annual subscription price for most of our individual portfolio management products starts at around $50,000. Comprehensive platform subscriptions (such as Aegis, Cosmos or TotalRisk) often consist of a combination of our products and have significantly higher annual subscription prices. Our standard fees generally include use of the relevant models and applications, periodic database updates and basic client support.

    Since the comprehensive global and enterprise wide solutions that we offer often require system integration, support and management, many of our large and complex projects (including most of our enterprise risk management systems) involve additional consulting services. These consulting services include on-site resources to assist with the migration of our products and systems onto a client's existing infrastructure. Our consultants also help with data gathering, integration and aggregation across a client's complete enterprise. These consulting services are provided to our clients for an additional fee.

    As a result of our quarter century tenure at the forefront of applied financial research, we have amassed a unique library of research models and a large base of historical data. We also offer some of our proprietary data and models on a stand alone basis. Customers can purchase annual subscriptions to these components. A library of published research papers and archived newsletter articles authored by Barra employees is also available on line.

- VENTURES BUSINESS -- Our Ventures Business consists of several distinct, generally autonomous companies. Each venture is established as an entrepreneurial, independently operated business. Our Ventures Business develops new lines of business by leveraging our core research and development. We sometimes do this through a strategic partnership with other industry experts who offer a unique distribution franchise -- as in the case of POSIT and Symphony. We actively consider partnering with third party investors in the segments of our Ventures Business, some of which are only partially owned by Barra. Our Ventures Business is divided below into three business segments: POSIT, Symphony and Other Ventures.

    - POSIT (www.itginc.com) - For years, our research into transactions has focused on cost control. We believed that technology could empower institutional equity investors to increase investment performance by reducing transaction costs. In 1987, this focus resulted in the launch of POSIT, an electronic system for low-cost, confidential trade matching during the market day. POSIT is a computerized trading system through which clients enter buy and sell orders to trade single stocks and portfolios of securities among themselves in a confidential environment. The POSIT crossing network is designed to minimize market impact and other trading costs. After 14 years of rapid growth, POSIT provides a substantial pool of alternative liquidity; annual volume has exceeded more than 7.8 billion shares. Now with eight daily matches, POSIT volume and liquidity continue their pattern of sustained growth.

        We own the POSIT technology through a general partnership with ITG, Inc
        (ITG). We initially developed the POSIT technology and have since jointly enhanced it with ITG. Orders may be placed in the POSIT system directly via computer to computer links or the QuantEX system, ITG Platform, or ITG Access offered by ITG. Orders may also be placed indirectly through ITG's Electronic Trading Desk, which then enters the orders in the central computer. In the U.S., ITG has also entered into arrangements with vendors of other popular trading systems to allow users the flexibility to route orders directly to POSIT from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and others.

        - U.S. POSIT - Through a license from the POSIT joint venture, ITG operates the U.S. equity version of the POSIT system. All trades of U.S. equities executed through U.S. POSIT are cleared by, and all brokerage commissions are paid to, ITG. We receive a share of the royalties paid to the POSIT partnership by ITG. Our share of these royalties is equal to approximately 13% of the commissions received by ITG for trades of securities on U.S. POSIT. Total U.S. POSIT trading volumes for the past five calendar years are shown below:

                             ---------------------------------------------------------------------------
                                 2000           1999           1998            1997           1996
           ---------------------------------------------------------------------------------------------
           TRADING VOLUME    7.8 billion    6.5 billion    5.8 billion    3.6 billion     3.3 billion
                             shares         shares         shares         shares          shares
           ---------------------------------------------------------------------------------------------

           U.S. POSIT currently accepts orders for approximately 18,000 different equity securities, but it can be modified, as the need arises, to include additional equity securities. An algorithm is run at scheduled times during each trading day to find the maximum possible number of any buy and sell orders that match or "cross."

        - EuroPOSIT(TM) - EuroPOSIT was developed using the original POSIT technology. It was launched in November 1998. It is operated by Investment Technology Group (Europe) Limited (ITGE), a Republic of Ireland venture that is owned by ITG. EuroPOSIT runs six daily matches and currently covers equities in the U.K., France, Germany, Italy, Spain, Switzerland, Belgium and the Netherlands. ITGE expects to cover equities from additional European nations over time. All EuroPOSIT trades of equities are cleared by, and all brokerage commissions are paid to, ITGE. A royalty is then paid to the POSIT joint venture based upon the commissions received by ITGE for trades of European securities on EuroPOSIT. We receive a share of that royalty after expenses.

        - Australia/New Zealand POSIT -- Using the original POSIT technology, we developed an Australia/New Zealand equity version of POSIT in 1995. All trades of Australia and New Zealand equities executed through Australia/New Zealand POSIT are cleared by, and all brokerage commissions are paid to, ITG Australia Ltd (ITGA), an Australian entity owned by ITG. A royalty is paid to the POSIT joint venture based on commissions received by ITGA for trades of Australia and New Zealand securities on Australia/New Zealand POSIT. We receive a share of that royalty.

        - Toronto Stock Exchange -- On November 21, 2000, the POSIT joint venture announced that it was in discussions with the Toronto Stock Exchange (TSE) to license and operate POSIT as a facility of the TSE for TSE listed securities. An official launch date will be determined once definitive documentation has been completed.

    - Symphony (www.symphonyasset.com) -- Our Symphony business segment offers a host of asset management services through collective investment vehicles and separate accounts. As of March 31, 2001, Symphony directly managed approximately $4.4 billion ($3.6 billion net of leverage in managed portfolios) in a variety of investment vehicles.

        We formed this venture as a wholly-owned subsidiary, Symphony Asset Management, Inc. (SAMI), in 1994 using the personnel and strategies of our former Active Strategies Group and several professionals who were formerly with Wells Fargo Nikko Investment Advisors, Inc. A restructuring in 1996 led to the formation of Symphony LLC, which is owned by Barra and Maestro LLC (Maestro). Maestro is owned by the Symphony principals, each of whom has substantial experience in the industry, spanning quantitative analysis, portfolio management, operations and client service. Our interest in Symphony LLC is held by SAMI. On June 15, 2001 SAMI and Maestro signed a definitive agreement to sell Symphony LLC to Nuveen.

        Symphony's products include a range of market-neutral and long-only equity strategies, as well as market neutral fixed income and convertible arbitrage strategies.

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

        Symphony implements these strategies through its management of eight co-mingled institutional funds (formed as limited partnerships), five off-shore funds and a variety of separate accounts. Symphony also uses these strategies in the three mutual funds for which it serves as a sub-advisor. In addition, Symphony LLC owns a 51% interest in NetNet LLC, a venture capital firm focused on making investments in technology companies.

        We realize both asset-based and performance based fees for accounts managed by Symphony. (See Note 2 of the Notes to our Consolidated Financial Statements.)

    - Other Ventures -- Several wholly-owned businesses comprise Other Ventures, including Bond Express, Barra RogersCasey and Strategic Consulting. We also hold certain strategic minority interests in other businesses.

        - Bond Express(TM) (www.bondexpress.com) -- Our wholly-owned subsidiary, Bond Express, Inc., (Bond Express) is a leading aggregator of bond offerings in the United States. Over 400 distinct dealers place their offerings on the system each day and thousands of traders, registered representatives, and individuals use the system to find bonds. Asset classes include Municipals, Corporates, U.S. Treasuries, and CMOs. The Bond Express dealer product is used by traders at broker/dealer firms to find bond offerings and show those offerings to their representatives or clients. From the Bond Express web site users can search over 15,000 current bond offerings. Bond Express has recently launched technology that allows a user to purchase bonds electronically. The Bond Express Web Site Integration product is a private labeling service for brokers to electronically offer bonds to individual investors and registered representatives over the Internet and route transactions to their own trading desks or directly to an offering dealer. Clients of the Wed Site include Charles Schwab, Deutsche Bank and Dreyfus. In addition, through the Web Site Integration product, Bond Express serves as the host to numerous financial portals and data vendors that provide fixed income information to their clientele. These clients include Yahoo, CNNfn, Reuters, Yahoo and Thomson Financial. Clients pay for Bond Express access on an annual subscription basis in combination with transaction fees. Barra acquired 100% of the Bond Express business in January 1999.

        - Barra RogersCasey (www.barrarogerscasey.com) - Through our wholly-owned subsidiary, Barra RogersCasey, Inc. (Barra RogersCasey), we offer a full range of investment consulting services, fund-of-funds and private equity investment products and plans, and the InvestWorks(TM) system. Originally founded in 1976, this business became one of the nation's first investment consulting firms specializing in providing advisory services to institutional investors. We acquired this business in 1996, and today Barra RogersCasey serves more than 100 clients representing a broad cross-section of both public and private institutional investors with over $500 billion in assets.

            - Investment Consulting -- Barra RogersCasey offers investment consulting services to institutional investors, including corporate and public retirement plans, endowments and foundations, healthcare organizations, insurance companies and financial intermediaries, as well as high net worth individuals. As an advisor, the firm's primary objective is to partner with its clients to design optimal investment programs. This partnership role can vary depending on the client's needs. In some instances, Barra RogersCasey can serve strictly in an advisory capacity and, in others, as an extension of the client's investment staff and committee. The firm can also assume the responsibilities of a completely outsourced investment program. The Investment Consulting services offered by Barra RogersCasey include:

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

                Barra RogersCasey normally charges fixed fees for its Investment Consulting services, payable either for a single project or on a recurring retainer basis. Barra RogersCasey also provides these services on a time and materials basis.

            - Asset Management -- Barra RogersCasey also designs, implements and provides ongoing management of various multi-manager and private equity investment products and plans. As of the end of 2001, it managed almost $800 million through its various products and services, including:

                - Multi-Manager Funds - Barra RogersCasey designs and manages its own multi-manager product, the Global Developing Markets Fund (GDMF), as well as multi-manager investment programs for pension plans.

                - Private Equity -- Barra RogersCasey designs and manages aggressive, risk-oriented programs for investing in private ventures, either directly or through managers specializing in private equity.

                Revenues from these services are generated by asset based fees for the accounts under management.

                - InvestWorks -- InvestWorks provides a package of investment products, benchmarks and peer groups for money managers, investment consultants, financial advisors and plan sponsors. InvestWorks is used to evaluate and contrast the style and performance of separate accounts, mutual funds and commingled funds. InvestWorks is offered to clients on an annual subscription basis, and is offered over the web in the form of investworks.com.

    - Strategic Consulting (www.barrascg.com) -- Barra Strategic Consulting Group (Strategic Consulting) is a division of our parent company that provides consulting services to asset management firms. This venture consists of approximately thirty professionals with expertise in management consulting, investment management, investment consulting, investment research and/or market research. Founded in 1987 as a unit of Rogers Casey & Associates, Inc., this consulting team provides a wide range of services covering strategy development, functional assessment and implementation. Some of the services provided under these three categories include:

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

            Strategic Consulting charges separate project fees for its services on a fixed or time and materials basis.

        - Global Estimates - Prior to its sale by Barra in December 2000, Barra Global Estimates was a warehouse of broker forecast data covering over 6,000 publicly traded companies in more than 60 countries. It pooled, integrated, and aggregated forecast data from over 800 brokers worldwide to provide a comprehensive source of sales, profits, earnings, cash-flow and dividend forecasts, as well as brokers' recommendations. On December 7, 2000, we sold our interest in the Global Estimates Venture to Multex.com Inc. for approximately $13 million. (See Note 3 in the Notes to our Consolidated Financial Statements.)

        - Other Investments -- Other Ventures also includes our investment in Alacra, Inc. (Alacra) and minor investments in certain other businesses.

            - Alacra - We own approximately 16% of Alacra (formerly known as Data Downlink, Inc.) (www.alacra.com). Alacra's flagship service historically has been .xls (www.xls.com). .xls aggregates, cross-indexes and distributes over 70 different business databases, delivering quantitative information directly to Microsoft Excel and textual information in HTML and Microsoft Word. In May 1998, we granted Alacra a non-exclusive worldwide license to market certain of our proprietary databases. .xls customers pay Alacra a monthly fee to access the service and then purchase content on either a pay-per-view and/or subscription basis. In May 2000, Alacra launched Portal B(TM), a fully integrated business information portal. Customers will pay Alacra an annual fee to access Portal B. Fees will be dependent on the size of the organization.

MARKETING, SALES, CLIENTS AND CLIENT SUPPORT

Core Business - We currently serve portfolio risk management and enterprise risk management clients at approximately 1,200 institutions in over 30 countries. Our clients for these systems include active and passive equity managers, fixed income managers, global managers, fund sponsors, pension and investment consultants, banks, insurance companies, broker/dealers and corporate treasurers. The marketing, sales and client support activities are integrated across all of the products offered by this segment. The large and complex nature of our enterprise risk management projects also require extra consulting and support services to assist in the implementation, integration, support and management of these systems.

We market our portfolio risk management and enterprise risk management systems to a broad set of financial service providers and institutional investors throughout the world. When marketing new Core Business products, we focus on significant participants in the relevant market segments of the investment community. Our marketing efforts are focused on defining new market segments and geographies and educating them about portfolio and enterprise risk management. This helps us extend Barra's market penetration across many markets and geographies. In some instances, this brand extension involves new institutions. In other instances, we focus on a different group inside of some of our existing clients where our products are not yet being used.

This year Barra embarked on an aggressive branding and advertising campaign centered around the theme of "Risk is Good.(TM)" This effort focused on developing a set of brand and advertising messages and creative design efforts to build a simple but strong association to the Barra brand and the Company's leadership in the investment risk management marketplace.

In addition, we use a variety of marketing and communication channels to achieve market education and broader market penetration on a global scale. Through our targeted advertising campaign, we are extending our brand recognition into new and existing markets. The advertising campaign focuses on business and trade publications in our significant geographic markets. In addition to traditional print advertising, we have also developed targeted on-line efforts that include a defined web site, focused direct online marketing activities and online product training. Our marketing efforts also include targeted direct mailings and several public relations activities, including participation in more than 75 trade shows, seminars, and conferences each year.

We primarily use a direct sales force to distribute our portfolio risk management and enterprise risk management systems throughout the world. In the U.S., products are marketed directly by our parent company. Throughout the rest of the world, they are primarily marketed by our wholly-owned subsidiaries:
Barra International (Japan), Ltd. (Barra Japan) in Japan, Barra Consult Ltda. (Barra Brazil) in South America, and Barra International, Ltd. (Barra International) elsewhere. For all of our Core Business products, we work closely with clients to provide ongoing service and support. Our client support professionals provide training in the theories underlying each product and in the use of the product, telephone support, on-line support, and routine consulting services needed in connection with the use of certain of our products. Our sales and client support personnel are generally required to have strong academic and financial backgrounds. We offer these services via a global structure, with most of the relevant employees located outside our Berkeley, California headquarters.

Due to the complexity of our products, the sales cycle for new clients of most of our portfolio risk management systems is typically several months. The sales cycle for our enterprise risk management systems can be even longer. Most sales require one or more face-to-face meetings with the prospective client. Each new client is introduced to one or more of our client support specialists. Sales and client support specialists help install the product. Due to the complex nature of TotalRisk and the amount of client system integration involved, installations of this system are often subject to an acceptance testing phase.

Ventures Business -- The marketing, sales and client support activities vary for each Barra Venture. Each venture has its own independent marketing, sales and client support function.

- POSIT -- The institutional investors currently using POSIT include corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker dealers and mutual funds. All marketing, sales and direct (first tier) client support for the various POSIT crossing networks is conducted by the entity licensed to operate each network. Barra generally provides second tier support to the various POSIT licensees on behalf of the POSIT joint venture. ITG conducts the marketing and provides the sales and first tier client support for U.S. POSIT primarily through the sales, support and consulting activities of its research group. These activities include introducing clients and prospects to the features, pricing and technical/functional specifications of the system. ITGE conducts the marketing and provides the sales and first tier client support for EuroPOSIT. ITGA conducts the marketing and provides the sales and first tier client support for Australia/New Zealand POSIT.

    - Symphony - Symphony markets its products and services to nearly 200 clients, including pension funds, university endowments and foundations, off-shore banks, fund-of-funds, mutual fund distributors and qualified individuals in the U.S., Europe and Asia. Approximately 90% of the assets under management by Symphony are represented by institutional accounts. The remainder are qualified individuals. All marketing of Symphony's asset management activities and products in the U.S. is regulated by the SEC under the Investment Advisers Act of 1940, as amended (Advisers Act). Symphony is also registered with the National Futures Association (NFA) and the Commodity Futures Trading Corporation
        (CFTC) and is, in certain instances, subject to the marketing regulations administered by those agencies. Symphony's limited partnership products are not registered under the Securities Act of 1933, as amended (Securities Act), and therefore may be marketed and offered only through private communications with qualified investors. Symphony also acts as a subadvisor for certain mutual funds that are registered under the Securities Act. The sales and client support for those mutual funds is not handled by Symphony, but by the primary investment company offering the fund to the public.

-   Other Ventures --

    - Bond Express -- There are approximately 350 entities using the Bond Express Dealer product and over 50 Web Site Integration clients. Bond Express markets its products to traders at broker/dealer firms and business development people at financial portals. Bond Express uses a variety of traditional and web-based marketing practices to target its clients. Bond Express sells its products directly from its offices in New York City and through its own website at http:\\www.bondexpress.com. Technical support is conducted out of its San Diego, California office. Bond Express also has over 40 redistribution arrangements, which generally provide for the display of Bond Express data on third party websites.

    - Barra RogersCasey -- Barra RogersCasey uses a variety of methods to market its Investment Consulting and Asset Services:

        - Investment Consulting - This venture primarily serves pension funds, endowments, foundations and other financial intermediaries. Barra RogersCasey employs a variety of methods to obtain new Investment Consulting relationships. The venture primarily engages in a focused and deliberate sales effort aimed at new prospects and expanding relationships with existing clients. It often receives referrals from clients and others in its clients' industries. In addition, Barra RogersCasey sometimes engages in Requests for Proposal (RFP) processes. During the RFP process, the Investment Consulting team responds to a series of questions and requests for information from a potential client which are designed to determine costs and staff for and performance of a potential project. Generally, several RFPs are submitted simultaneously by competing consultants. The final rounds of the RFP process often involve intensive interviews and presentations to the prospective client. Even if a formal RFP process is not implemented by a prospective client, a similar proposal and competitive interview process is usually followed. The sales process is often managed by a member of the relevant sales group. Consultants are often introduced during the sales cycle and, if the client is obtained, they later manage the relationship.

        - Asset Management - The sales and client support for the GDMF are conducted by professionals associated with the fund. This fund also sends quarterly performance reports to its investors. All marketing of asset management activities and products is regulated by the SEC pursuant to the Advisers Act. The GDMF is not registered under the Securities Act and therefore may be marketed and offered only through private communications with qualified investors. All investors in the GDMF are pension plans.

        - Strategic Consulting - The Strategic Consulting venture primarily serves money management firms. This venture engages in a focused sales effort aimed at prospects and existing clients. The venture also receives referrals from clients. The sales process is managed by a senior relationship manager at BSC and is highly customized and tailor made towards each potential client. Strategic Consulting's business is very dependent on relationships and, hence, continuous contact with potential clients and knowledge of their business is critical to originating new business opportunities.


POSIT AND SYMPHONY REVENUE CONTRIBUTIONS

Other than revenue from Symphony, no entity not entirely owned by us and no customer of any of our business segments accounted for more than 10% of our total operating revenues in 2001. The chart below outlines the contributions to our total operating revenues made by POSIT and Symphony over the last three fiscal years:

                 ---------------------------------------------------------------------------------------
                           FYE 2001                     FYE 2000                     FYE 1999
                 ---------------------------------------------------------------------------------------
                                 % OF TOTAL                   % OF TOTAL                    % OF TOTAL
                   OPERATING      OPERATING     OPERATING      OPERATING      OPERATING     OPERATING
                    REVENUE        REVENUE       REVENUE        REVENUE        REVENUE       REVENUE
--------------------------------------------------------------------------------------------------------
POSIT             21,070,000          9%       $19,064,000        10%       $16,235,000         10%
--------------------------------------------------------------------------------------------------------
SYMPHONY          61,835,000         28%       $46,901,000        25%       $25,800,000         16%
--------------------------------------------------------------------------------------------------------

We do not believe that the loss of revenue from any single customer or any single entity not wholly-owned by us (other than Symphony or POSIT) would have a material adverse effect on our business, operating results or financial condition. (See Notes 4 and 14 of the Notes to our Consolidated Financial Statements.)

RESEARCH AND PRODUCT DEVELOPMENT

Innovations by our research and development operations are critical to the success of our Core Business and to the efforts of several of our Ventures Business. In research and development activities, we approach investment problems from various angles, starting with their theoretical underpinnings and continuing through the practical implementation of solutions. Our goal is to develop and bring to market innovative products and solutions to help our clients make superior investment and trading decisions. This goal has been supported by our substantial research and development investments. We spent approximately $21 million in 2001, $19 million in 2000 and $21 million in 1999 on Barra-sponsored research and development. These figures include our allocation of research and development costs for POSIT, Symphony and Other Ventures activities. (These amounts represented 9%, 10%, and 13% respectively, of our total operating revenues for those years.) In 2002, we anticipate investing more than $26 million on research and development, including our allocated expenses for Symphony, POSIT and Other Ventures activities.

We work closely with ITG on the research and development of POSIT enhancements. We believe that this effort is necessary to remain competitive in a securities industry with increasing demand for technology-based services. We expect to continue this level of investment to improve existing services and continue the development of new services.

COMPETITION

Core Business - The markets for our portfolio risk management and enterprise risk management systems are competitive but fragmented into many areas of specialization. We presently compete in many geographic areas and across many areas of specialization. There are competitive product sets for all Barra products. In some cases, we only experience this competition in a specific region and in other cases these competitors are on a global scale. No single competitor, however, currently competes across our entire range of products, services and geographic markets for this business segment.

- Portfolio Risk Management Systems - We compete with several other companies that have developed financial models, applications and databases. Few of these competitors, however, target clients in our major portfolio risk management market, which primarily consists of portfolio managers with an excess of $500 million under management. In addition, no single competitor offers a suite of products that competes with our entire Aegis System or Cosmos System of products. For example, Vestek (a Thomson company) and Wilshire Associates each offer products that compete with some components of our Aegis System. These products and other competitive products, however, often offer levels of functionality different from those offered by our products, and may be based on a different form of risk modeling.

- Enterprise Risk Management Systems - Algorithmics Incorporated, Sungard Risk and Trading, and Askari (a business unit of State Street Corporation) offer products and services that compete with our enterprise risk management business. These competing products are mostly sold to banks, brokerage firms and insurance companies. To date we have focused our TotalRisk sales, support and marketing efforts on the buy side, specifically targeting asset managers, custody banks, plan sponsors and pension funds.

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

Ventures Businesses -- Due to the wide variety of our Ventures Businesses, their markets are very diverse and often highly specialized.

- POSIT - POSIT competes with services offered by leading brokerage firms and transaction processing firms, with providers of electronic trading and trade order management systems and with financial information services. POSIT also competes with various national and regional and securities exchanges and exchange facilities, such as Nasdaq, electronic communications networks
    (ECNs), such as Instinet and Archipelago, and alternative trading systems
    (ATSs) for trade execution services. Many of POSIT's competitors have substantially greater financial, research and development and other resources. We believe that POSIT competes on the basis of:

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

- Symphony -- Symphony competes in the highly fragmented asset management industry. Symphony's assets under management represent less than 1% of total assets in the U.S.-based asset management industry. No one firm dominates the asset management industry, however, Symphony has developed a reputation for expertise in the market neutral strategy niche. Barriers to entry are comparatively low in the industry because a few skilled individuals could set-up an asset management business in a relatively short period of time. We believe that competitive factors at work in the asset management industry include product design and implementation, investment performance, client service and retention of key employees.

- Other Ventures -- The various Barra ventures compete in different market places.

    - Bond Express -- The availability of fixed income information and transaction capability over the Internet is evolving rapidly. While no single competitor competes with Bond Express in all of its business lines, there are competitors in each of its target markets. Many of Bond Express's competitors have substantially greater financial resources.

    - Barra RogersCasey -- The Investment Consulting and Asset Services units of Barra RogersCasey compete in different marketplaces.

        - Investment Consulting -- Investment Consulting competes in a fragmented industry offering various consulting services to a variety of institutional investors, including corporate and public retirement plans, endowments and foundations, healthcare organizations, insurance companies and financial intermediaries, as well as high net worth individuals. We believe that competitive factors at work in the consulting industry include:

           -   client service;

           -   industry reputation and experience;

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

        Strategic Consulting - While the Strategic Consulting Venture has a differentiated value proposition, several niche and larger consulting firms offer similar services. These firms include general consulting firms such as McKinsey & Co., PriceWaterhouseCoopers and Booz-Allen & Hamilton. We believe that competitive factors at work in the Strategic Consulting industry include:

           -   client service;

           -   industry reputation;

           -   research innovation; and

           -   retention of key employees.

PROPRIETARY RIGHTS AND LICENSES

Core Business - We rely on a combination of trade secret, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. We currently hold no utility patents, but are considering applying for utility patents on certain of our proprietary technologies.

We seek to protect our proprietary assets through non-disclosure undertakings with our employees, clients and partners. In addition, we rely on the following factors to protect the intellectual property of our Core Business products:

- Access to the knowledge, ability and experience of our employees is necessary for many of our clients to obtain the support necessary to operate our products.

- A quarter century of data collection and derivation have created an unrivaled historical database, which is used to fuel and update our models.

- To achieve full functionality, our products are dependent on timely product enhancements and database updates.

- Initial and continuing access to our proprietary databases is often required for our Core Business products to function.

Ventures Businesses -

- POSIT -- The technology used to operate each of the POSIT systems is owned by the POSIT joint venture. The joint venture in turn licenses the technology to ITG, ITGE and ITGA. Under the terms of our joint venture agreement, we and ITG are prohibited from competing, directly or indirectly, with POSIT. The licensee operators of POSIT are also subject to restrictions on competition with POSIT. Related agreements also require that we provide certain support services to the POSIT partnership, including the availability of experienced personnel and support for the development and maintenance of the POSIT system. The POSIT joint venture may also earn a royalty from licensing POSIT to other businesses in other markets. Under the terms of the joint venture agreement, ITG generally has the right to approve any sale, transfer, assignment or encumbrance of our interest in the POSIT joint venture.

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

- Symphony - Symphony relies heavily on the knowledge, abilities and experiences of certain employees. It seeks to protect these knowledge bases through non-disclosure undertakings by its employees. In addition, Symphony uses data from proprietary sources (including Barra) in some of its strategies.

- Other Ventures - Our Other Ventures are subject to the same intellectual property factors as described for the Core Business above.

For a further discussion of Proprietary Rights and Licenses, see the subsection of the same name under Risk Factors below. Also, see Legal Proceedings in Item 3 of this Part 1 for a discussion of certain patent issues.

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

Advisers Act

Our parent company, Barra, Inc., is currently registered as an investment adviser solely in the state of California but is seeking an exemption from the SEC to permit federal registration under the Advisers Act. Three of our subsidiaries, SAMI, Symphony LLC and Barra RogersCasey, are registered under the Advisers Act but not under any parallel state statute. As registered investment advisers these entities are required to meet certain financial criteria, including the maintenance of minimum net capital levels. They are also are subject to certain obligations, fiduciary duties and prohibitions with respect to their operations, including their dealings with clients. These include certain required disclosures to clients and potential clients, limitations on receipt of performance-based compensation and restrictions with respect to transactions involving potential conflicts of interest.

The development of specialized investment strategy services for institutions and certain other one-off consulting arrangements performed by our Core Businesses may constitute providing investment advice under the Advisers Act. We believe and have adopted the position that the products of our Core Business do not otherwise provide investment advice for purposes of the Advisers Act.

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

Symphony and the GDMF both manage funds owned by pension plans. In addition to their normal Advisers Act fiduciary obligations for these pension funds, they are also deemed to be fiduciaries under ERISA. Symphony is also registered with and subject to the regulations administered by the NFA and the CFTC. As Symphony and Barra RogersCasey expand their operations, it may become subject to certain additional government regulatory requirements.

Data Privacy Legislation

More than 40 countries have adopted some form of data privacy legislation. In the U.S., much privacy legislation has been introduced in Congress and in most of the 50 states. Currently, with the exception of certain types of data (such as financial and medical data), most personal data on the Internet is protected only by voluntary self-regulation in the form of the privacy policies implemented by each website. The Federal Trade Commission does, however, have the authority to force companies to live up to their stated privacy policies. In addition, during the past fiscal year the SEC adopted the Regulation S-P (Reg. S-P) privacy rules promulgated under the Gramm-Leach-Bliley Act (GLB Act). Under Reg. S-P and the GLB Act a financial institution must provide its customers with notice of its privacy policies and practices, and must not disclose nonpublic personal information about a consumer to nonaffiliated third parties unless the institution provides certain information to the consumer and the consumer has not elected to opt out of the disclosure. The GLB Act also requires the SEC to establish appropriate standards for the protection of customer information by financial institutions. In the European Union, the Data Protection Act of 1998 (DPA) governs the collection and distribution of personal data. The London branch of Barra International is registered under the DPA. We are in the process of conforming our privacy policy to the requirements of Reg. S-P, the GLB Act, the DPA and other relevant data privacy legislation.

Soft Dollars

We estimate that approximately 11% of our total operating revenues are received from U.S. brokers who direct us to provide Core Business products and Investment Consulting services to designated clients in the United States of America. These clients are money managers, fund sponsors and consultants using commissions generated by their advised accounts with the broker to obtain investment research and brokerage services. The funds used by these U.S. brokers to pay for the services are referred to in the securities industry as "soft dollars." We also have a data contract with Standard & Poor's Securities, Inc. (SPSI). Under that contract, SPSI and its affiliates provide us with certain U.S. equity data. In return, the contract requires that only SPSI accounts be used for soft dollar payment for the portions of our products that use SPSI data.

Dealers and Alternative Trading Systems (ATS)

Upon POSIT's inception, the POSIT joint venture obtained a "no-action" letter from the SEC. In that letter, the SEC advised POSIT that it would not recommend enforcement action to require registration as a stock exchange. Pursuant to the conditions of the "no-action" letter and under Rule 17a-23 of the Securities Exchange Act of 1934, as amended (Rule17a-23), the operators of POSIT in the U.S. were required to maintain certain records and to provide the SEC with certain reports and data. On April 21, 1999, SEC Regulation ATS became effective. Regulation ATS repealed Rule 17a-23 and established a new regulatory framework for ATSs such as POSIT. Regulation ATS allows ATSs to choose to register as exchanges or as broker/dealers and requires compliance and reporting requirements that are similar to those in Rule 17a-23. Since the effectiveness of SEC Regulation ATS, ITG has operated U.S. POSIT as part of its own broker/dealer operations. Accordingly, POSIT is no longer subject to the restrictions of the "no-action" letter and has not been registered with the SEC as an exchange.

In March 2001, Bond Express registered as a broker/dealer with the National Association of Securities Dealers, Inc. (NASD) and as an ATS with the SEC.

Our wholly owned subsidiary Barra International (AUS) Pty Ltd. is registered as a dealer under Section 784 of the Companies Act in Australia, and as such, is subject to regulations administered by the Australian Securities and Investment Commission (ASIC).

Brazilian Central Bank Registration

Barra Brazil is required to register its exchange agreements with the Brazilian Central Bank (BCB).

INTERNATIONAL OPERATIONS

In 2001, 2000 and 1999, we derived approximately 29%, 30% and 33% of our total revenues, respectively, from customers outside the U.S. We also have significant operations for our Core Business outside the U.S. They are conducted primarily through our subsidiaries. During 1999 and 2000, we used an independent contractor to conduct our Core Business in Canada. Please refer to the Geographic Data table in Note 11 of the Notes to our Consolidated Financial Statements for a breakdown of revenues by major geographic areas and business segments.

In 2001, no single country, outside the U.S. and the U.K., had revenues approaching 10% of our total revenues. In addition, our aggregate sales to European Community countries were about 17% of our revenues.

Certain of our activities outside the U.S. are also subject to government imposed constraints that affect our businesses. See Government Regulation above.

EMPLOYEES

As of May 30, 2001, our Core Business and Ventures Businesses employed 688 persons through our parent company and its subsidiaries. Geographically, this total breaks down approximately as follows:

-   North America -- 550;

-   Europe and Africa -- 79;

-   Asia and Australia -- 53; and

-   South America -- 6.

Except for certain of our employees in France and Australia, who were members of state-sponsored labor unions in 2001, none of our employees was represented by a labor union during the fiscal year. (As part of a restructuring at the end of 2000, we terminated all our employees in France in early 2001 and relocated the operations of that office.) We have experienced no work stoppages and generally believe that our employee relations are good. See Note 13 in the Notes to our Consolidated Financial Statements.

RISK FACTORS

This Form 10-K and our 2001 Annual Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements give our current expectations or forecasts of future actions, events or results. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, designed, future, forecast, perceive, possible, potential, targeted, may, scheduled, would, could, should, forward, assure and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Our forward-looking statements include statements concerning our future financial results, market activities, product development and business model. From time to time we may also provide oral or written forward-looking statements in other materials that become publicly available.

Any or all of the forward-looking statements that we make in this Form 10-K, our 2001 Annual Report or any other public statements we issue may turn out to be wrong. They can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Many factors described in this Risk Factors section and elsewhere in this Form 10-K and in our 2001 Annual Report may cause our actual results to vary materially from our historical or expected results. Other factors, besides those outlined herein or in our 2001 Annual Report could also adversely affect us or our business. Consequently, no forward-looking statement can be guaranteed.

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any future disclosures we make on related subjects in our subsequent Form 10-Q, 8-K and 10-K filings with the SEC.

This section should be read in conjunction with the general description of our business in this Part I and in our 2001 Annual Report and the audited consolidated financial statements and related notes, the selected financial data and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.

Fluctuations in Quarterly Operating Results

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter, as they have in the past. Factors specifically relating to our business segments are outlined below:

- Core Business -- Our Core Business revenues in any quarter depend substantially upon our total contracting activity (including renewals of existing contracts) and our ability to recognize revenue in that quarter in accordance with our revenue recognition policies. We derive revenue from our Core Business primarily through annual subscriptions that automatically renew unless canceled. Annual subscription fees are recorded as revenues over each subscription period at the rate of 1/12th per month. Consequently, sales of subscriptions in any one month impact reported revenues evenly over the next twelve months. For this reason, our Core Business subscription revenues are not normally subject to significant variability during a year. Clients have historically renewed their contracts at a high rate, but there is no assurance that these renewals will continue.

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

- Ventures Businesses - Diverse factors cause variability of operating results in our various Ventures Businesses:

    - POSIT -- The several POSIT systems can experience and have experienced significant fluctuations in trading volume. Since approximately 9% of our operating revenue and a significant portion of our income by segment came from this venture in 2001, these fluctuations can have a significant impact on our revenue and operating income.

    - Symphony -- Depending on the performance of the funds under management by Symphony, the portion of its revenues that are derived from performance-based fees could vary substantially. Performance based fees are recognized only at the performance measurement dates contained in the individual account management agreements. These dates can be subject to re-negotiation from time to time. The amount of recognized revenues can, therefore, fluctuate significantly based not only on the performance of the funds, but on the timing of their respective account anniversaries. Since more than 10% of our operating revenue and a significant portion of our income by segment came from Symphony in 2001, these factors often result in significant variability in revenues and operating income for us. Symphony's revenues will continue to depend on its performance and the timing of its performance fee determination dates for the funds it has under management. We expect that this significant variability will continue in the future. (See Notes 4 and 14 to the Notes to our Consolidated Financial Statements.)

    -   Other Ventures -

        - Bond Express - The Bond Express venture primarily produces subscription revenues, which are subject to the same factors described above for the Core Business. In addition, Bond Express has transaction-based revenues that depend on trading volume and are subject to the same factors described above for POSIT.

        - Barra RogersCasey- Investment Consulting - Revenues for Investment Consulting come primarily from retainer fee relationships. These retainer revenues are recognized ratably over each month and are subject to many of the factors described above for the Core Business. Investment Consulting project revenues in any quarter depend substantially upon total contracting activity and the ability to recognize revenue in that quarter in accordance with our revenue recognition policies. These revenues can be susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with specific transactions. Like the Core Business, Investment Consulting earnings can be affected in our second fiscal quarter due to annual salary adjustments for our employees in July and significant reliance on discretionary bonuses.

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

Accounting standards and practices may require us to defer recognition of license revenue for a significant period after entering into a license agreement. Generally, the subscription fees for our Core Business products are initially deferred as unearned revenues when payment has been received, after which revenue is recognized ratably over the term of the subscription. Negotiated terms for some of our Core Business sales and consulting services, particularly enterprise risk management solutions, sometimes do not permit revenue recognition at the time of delivery or even as work on the project is completed.

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

International Operations

In 2001, over 29% of our revenues came from customers outside the United States. We anticipate that revenues from customers outside the U.S. will continue to be a significant part of our total revenues for the foreseeable future. Sales and operations outside the U.S. are subject to unique risks, including:

-   unexpected changes in regulatory requirements;

-   unexpected changes in exchange rates, tariffs and other trade barriers;

-   political or economic instability;

-   seasonal factors, particularly in Europe;

-   difficulties in staffing, managing and integrating foreign operations;

-   longer payment cycles;

- difficulties or delays in translating products and related documentation into foreign languages;

-   currency fluctuations and conversion risks; and

-   potentially adverse tax consequences.

Risks Associated with Business Combinations and Divestitures

As part of our overall strategy, we may continue to divest ourselves of certain businesses and assets, to acquire or invest in complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other businesses. We may not be successful in overcoming these risks or any other problems encountered in these transactions.

Some common risks associated with acquisitions and joint ventures include:

- the difficulty of assimilating the operations and personnel of the combined companies;

- the risk that we may not be able to integrate the acquired technologies or products with our own;

-   the substantial management time devoted to such activities;

-   undisclosed liabilities;

- the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

- the risk that the acquired business will not achieve anticipated earnings and revenues;

- the failure to realize anticipated benefits (such as cost savings and synergies); and

- customer dissatisfaction with, or problems caused by, the performance of any acquired technologies.

Some common risks associated with divestitures include:

-   the inability to fulfill representations and warranties made to a buyer;

- the risk that the divested business will not meet the revenues or earnings requirements necessary to achieve subsequent earn-out goals;

- the failure to remain within the scope of the non-competition undertakings requested by a buyer; and

- the transitioning of the divested business to a stand-alone operation that is separate from the research, development and support services previously offered by Barra.

Limited Protection of Intellectual Property and Proprietary Rights and Potential Infringement of Third Party Intellectual Property Rights

We consider certain aspects of our products, related internal data update processes and services to be proprietary. We currently hold no utility patents. We rely primarily on a combination of trade secret, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. Despite our efforts, a third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. We cannot assure that any of the rights granted under any copyright or trademark that we may obtain will protect our competitive advantages. Our competitors may also independently develop and patent technology that is the same or similar to ours or may obtain access to our proprietary technology. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Also, some elements of our products and services are not subject to intellectual property protection.

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

- Trademarks -- We have registered "Barra" as a trademark in the U.S. and in certain foreign countries. We have also registered other product trademarks and certain service marks in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or mark of choice will be available.

- Patents - We currently hold no utility patents. We are, however, considering applying for patents on certain of our proprietary technologies. Patent applications can be extremely costly to process and defend and we cannot assure that any of the rights granted under any patent that we may obtain will protect our competitive advantages. Under current law, we do not believe it is feasible to determine in advance whether any of our existing products or any of their components or a service or method infringes on the patent rights of others. From time to time we will receive notices from others containing claims or potential claims of intellectual property infringement. We may also be called upon to defend a joint venture partner, customer, vendor or licensee against such third party claims. Responding to these types of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business, operating results or financial condition. Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. There can be no assurance that these licenses will be made on terms that are commercially acceptable to us, if at all. (See Legal Proceedings in Item 3 of this Part I for a discussion of certain patent issues.)

- License Agreements -- The software and data products of our Core Business and Ventures Businesses are generally licensed to end users on a periodic subscription basis in a nontransferable license signed by the client. We also permit access to some products through the Internet under on-line licenses that are acknowledged by the licensee. The enforceability of these on-line licenses has not been conclusively determined by the courts. We are frequently required to obtain licenses to the proprietary rights of data vendors or others. There can be no assurance that these licenses will be made available on terms acceptable to us, if at all.

- Trade Secret and Copyright -- Existing trade secret and copyright laws only offer us limited protection for our proprietary assets. We believe that the rapid pace of technological change in the software and investment solution industries and the recent explosion of business method patents in these industries will only make trade secret and copyright protection less significant over time. Consequently, our competitors may independently develop and patent technologies that are substantially equivalent to or superior to our technology. To protect the proprietary assets of our Core Business, we are exploring patents for certain of our products and we rely on the following unique aspects of our business:

    - The development, maintenance, support and use of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees; and

    - Most of the software in our products is dependent upon (and of little utility without) continuing access to the historical and current data in our proprietary databases.

- Confidentiality Undertakings - Our license agreements restrict clients' disclosure of proprietary information contained in our products. Our joint venture and development agreements contain similar restrictions. It may be possible, however, for unauthorized parties to copy aspects of our products or to obtain and use information that we regard as proprietary. We also seek to protect our knowledge bases through non-disclosure agreements with our employees. However, the enforceability of these agreements varies due to the many different jurisdictions in which our employees, joint venture or development partners and clients are located.

Competition

Each of the markets in which our Core Business and Ventures Business operate has become increasingly competitive in recent years. These markets may become more competitive in the future as a result of the activities of existing competitors and the entrance of new competitors into our markets. In some of these markets, our competitors have substantially greater name recognition, installed bases, or financial, research, development and other resources. There can be no assurance that:

- we and/or our business partners will continue to have sufficient resources to succeed in our efforts and be successful in maintaining our competitive advantages;

- our competitors will not devote significantly more resources to competing activities;

- our competitors will not develop products or services that are perceived as being superior to ours, or

- increased competition will not lead to loss of market share or increased pricing pressure.

Web-Based Product  Model

It is intended that future Barra products will make use of a web browser as the user interface in place of traditional desktop access through networked personal computers. Web browser access via the internet or an intranet involves numerous risks inherent in using the internet, including security, availability and reliability. In addition, there is a risk that customers will not be willing or able to implement internet-based applications. Barra may wish to offer its applications on future or existing user interfaces that achieve popularity within the financial application marketplace. These future or existing user interfaces may or may not be architecturally compatible with Barra's current software product design. Barra may not be able to support new user interfaces and achieve market acceptance of new user interfaces that it does support.

Volatility of Stock Price; Risk of Litigation

The trading price of Barra common stock has in past and may in the future be subject to significant fluctuations in response to factors such as:

- revenue or results of operations in any quarter failing to meet the expectations (published or otherwise) of the investment community, and the timing of the announcements of such shortfalls;

-   changes in recommendations or financial estimates by securities analysts;

-   acquisitions or sales of significant businesses;

-   new product announcements;

-   conditions and trends generally in the industries in which we operate;

- adoption of new accounting standards affecting the software or financial services industries; and

-   general market conditions.

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

Dependence on Key Personnel

Our future success will depend in large part on our ability to attract, train and retain highly skilled managerial, research, development, sales, marketing, support, technical and services personnel. Competition for people in the software and financial services industries is intense. At times, we have experienced difficulty in locating candidates with appropriate qualifications and expertise. None of our executive officers has entered into a long-term employment agreement with Barra.

Management of Growth and Changes in Staffing

We have experienced an extended period of

-   revenue growth;

-   growth into new foreign markets;

- expansion of our Core Business and our Ventures Businesses and related services; and

-   substantial fluctuations in the number of our employees.

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

Government Regulation

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. It is very difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses. If we fail to comply with any applicable laws, rules or regulations, we could be subject to fines, penalties, suspensions or revocations of licenses or permits. We believe that our existing products and services comply with all applicable laws, rules and regulations. However, there can be no assurance that these laws, rules or regulations will not change in the future, or that such changes will not materially adversely affect our business, financial condition or results of operations.

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

- Data Privacy Legislation - Changes in legislative, regulatory or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data. There could be a material adverse impact on our direct marketing, data sales and business due to the enactment of legislation or industry regulations, or simply a change in customs, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is currently legally available, in which case our cost of collecting some kinds of data might be materially increased. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially affect our ability to meet our clients' requirements.

- ATS -- Certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed on ATSs. There can be no assurance that the SEC or Congress will not in the future seek to impose more stringent regulatory requirements on the operation of ATSs such as POSIT and Bond Express. If POSIT or Bond Express were to become subject to regulation as a stock exchange, it is possible that they could not operate effectively.

- Soft Dollars - For several years the investment community has debated the purchase of goods and services with soft dollars, and the practice is regulated in the U.S. by the SEC and the DOL. Legal or regulatory changes may restrict or prohibit us from providing services to money managers in exchange for soft dollars. Such changes could have a material adverse effect on our business, financial condition, or results of operations.

Catastrophic Events

Our operations depend on our ability to protect our equipment and the information stored in our databases against fires, earthquakes and other natural disasters, as well as planned and unplanned power losses, telecommunications failures, unauthorized intrusions and other catastrophic events. There is no assurance that the measures we've taken to reduce the risk of interruption in our operations caused by these events is sufficient. Barra has significant operations in the state of California and is dependent on a continuous power supply. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt Barra's power supply, Barra may be temporarily unable to continue operations at its California facilities. Any such interruption in Barra's ability to continue operations at its California facilities could delay the development of Barra's products and disrupt communications with its customers or other third parties on whom Barra relies, such as data providers. Future interruptions could damage Barra's reputation and could result in lost revenue. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, Barra's operating expenses will likely increase.

Changes in General Economic Conditions

The U.S. and certain other economies may be experiencing slower growth after an extended period of growth in recent years. As a result, assets under management may decrease, thereby decreasing the revenues to asset managers. Such reduced asset management revenues could place pressure on our clients to cut their cost of services, which in turn could adversely impact our sales and renewal rates.

Possible Adverse Effects of Option Exercises

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of Barra common stock could decline. At March 31, 2001, there were outstanding exercisable options to purchase approximately 1.5 million shares of Barra common stock issued under various Barra stock option plans. As of that date, options to purchase about 4.0 million shares of Barra Common Stock had exercise prices below our closing common stock price on March 31, 2001 ($54.00).

Effect of Certain Charter and Bylaw Provisions and Anti-Takeover Provisions; Possible Issuance of Preferred Stock

Our Certificate of Incorporation, Bylaws, and certain Delaware laws contain provisions that may discourage a third party from acquiring Barra. This may deprive stockholders of certain opportunities to receive a premium for their shares as part of an acquisition of Barra. Among other things, our board of directors has the ability to adopt a stockholders rights plan, commonly referred to as a "poison pill," without the approval of the stockholders. Such a poison pill would significantly dilute a stockholder's equity stake in the company if it attempted to acquire the company without the approval of the board of directors. In addition, certain provisions of Delaware corporate law limit business combinations with 15% or greater stockholders that have not been approved by the board of directors. These and other provisions could make it more difficult for a third party to buy, or could discourage a third party from buying, a majority of our outstanding stock.

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


ITEM 2. PROPERTIES

Our world headquarters are located in two buildings in Berkeley, California. These buildings house our principal administrative, marketing and product development facilities. The largest building is occupied under a lease that expires in

June 2007, subject to eight consecutive five-year renewal options. The smaller building is occupied under a lease that expires in June 2003, subject to one five year renewal option. All together our headquarters occupy over 64,000 square feet of leased space in downtown Berkeley, California.

Directly and through our subsidiaries, we leased office space in 17 cities around the world during 2001. At the end of 2000, we announced a restructuring plan aimed at consolidating our Core Business's sales and client support functions worldwide. As part of that restructuring, we shut down certain offices around the world in 2001, including our offices in Mexico City, Mexico, Paris, France and Westborough, Massachusetts.
(See Note 13 of the Notes to our Consolidated Financial Statements.)

Core Business -- During 2001, this business unit had employees and operations in the following locations:

-   Berkeley, California, U.S.A:

-   Cape Town, South Africa;

-   Edison, New Jersey, U.S.A;

-   Frankfurt, Germany;

-   Hong Kong, SAR;

-   London, England;

-   New York, New York, U.S.A;

-   Rio de Janeiro, Brazil;

-   Singapore;

-   Sydney, Australia;

-   Tokyo, Japan.

Ventures Businesses -

- POSIT -- Our employees for this venture are located in Barra's New York, New York office and in the offices of ITG. The licensees of the various POSIT systems maintain local offices to support each of those systems.

- Symphony -- This venture has employees and operations in San Francisco, California.

- Bond Express -- Our employees for this venture are located in New York, New York and San Diego, California.

-   Barra RogersCasey -- Barra RogersCasey has employees in Darien, Connecticut.

- Strategic Consulting - Strategic Consulting has employees in Darien, Connecticut.


ITEM 3. LEGAL PROCEEDINGS


- POSIT PATENT ISSUE - In June 1999, we received notice from ITG of patents purportedly owned by Belzberg Financial Markets & News International Inc. and Sydney Belzberg, an officer of that company (the Belzberg Patents). At that time, ITG informed us that one or more of the Belzberg Patents may relate to the devices, means or methods used by the POSIT electronic system, the POSIT joint venture, ITG and/or their customers, licensees or joint venture partners in the operation of the POSIT business. ITG has also informed us that on March 5, 1999, a Canadian licensee of ITG technology received a letter asserting that the ITG licensee was infringing one of the Belzberg Patents. We understand that the ITG licensee has denied the claims of infringement and has asserted that the Belzberg Patent at issue is invalid or unenforceable. Under certain conditions, ITG may have a duty to defend or indemnify the licensee for any costs or damages arising out of an infringing use of the technology licensed by ITG. In turn, under certain conditions, the POSIT joint venture and we, as one of its general partners, may have a duty to defend or indemnify ITG. We are monitoring the matter with ITG and intend to take all appropriate action. We are unaware of any actual claims of patent infringement leveled against the POSIT system, the POSIT joint venture or any of POSIT's customers or joint venture partners by any of the title owners of the Belzberg Patents. Based upon our review of the matter as disclosed to us by ITG, we believe that any such claims arising out of the Belzberg Patents would be without merit and we would vigorously defend any such claim, including, if warranted, participating in legal proceedings. Intellectual property disputes are, however, subject to inherent uncertainties. There can be no assurance that any potential claim could be resolved favorably to us or that the claims or their resolution would not have a material adverse effect on our business, operating results or financial condition.

- COLUMBIA PATENT ISSUE - On May 31, 2000, we received a letter from Columbia Innovations Enterprises (CIE) a division of Columbia University in the City of New York (Columbia). The letter noted CIE's understanding that Barra's "Cosmos-US Valuation products utilize quasi-random numbers," suggested that we review two patents held by Columbia (U.S. Patent Nos. 5,940,810 and 6,058,377 (Columbia Patents)), and noted that Columbia would be prepared to license the Columbia Patents to Barra at reasonable terms and conditions. We are presently reviewing the Columbia Patents with counsel. Our preliminary review indicates that our products do not infringe either Columbia Patent and that a license from Columbia would be unnecessary. Based upon that preliminary review, we also believe that any claims arising out of the Columbia Patents would be without merit and we intend to vigorously defend any such claim, including, if warranted, participating in the initiation of legal proceedings. Intellectual property disputes are, however, subject to inherent uncertainties and often can be very costly to defend. There can be no assurance that any potential claim could be resolved favorably to us or that the claims or their resolution would not have a material adverse effect on our business, operating results or financial condition.

In addition, we are often subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the results of any of these matters will materially and adversely affect our business, financial condition or results of operations. (See also Note 12 of the Notes to our Consolidated Financial Statements.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

As of June 12, 2001, the following executive officers hold the offices indicated until their successors are chosen and qualified at the next annual meeting of our stockholders:

NAME                      AGE       POSITION
Andrew Rudd               51        Chairman

Kamal Duggirala           42        President and Chief Executive Officer

Greg Stockett             35        Chief Financial Officer

Maria Louisa Hekker       39        General Counsel, Chief Legal Officer and Secretary

Andrew Huddart            40        Executive Vice President

Claes Lekander            39        Executive Vice President

Aamir Sheikh              41        Executive Vice President

Bruce Ledesma             33        Vice President -- Barra Ventures


Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any directors or executive officers of the Company.

KAMAL DUGGIRALA - Mr. Duggirala has served as our Chief Executive Officer since 1999 and President since 1994. He was elected to the Board of Directors of Barra in August 2000. Mr. Duggirala has been associated with Barra and its predecessors since 1984. He served in various roles of increasing responsibility in Barra's Electronic Brokerage and Trader products and Advanced Technology divisions from 1984 to October 1994. Mr. Duggirala also serves on business boards for affiliates of Barra.

MARIA LOUISA HEKKER -- Ms. Hekker has been our General Counsel since 1992. Prior to joining Barra, she worked in the San Francisco and Milan offices of the law firm of Graham & James from 1988 to 1992.

ANDREW HUDDART -- Mr. Huddart joined Barra in 1997 and has announced that he will resign from the Company effective July 31, 2001. He served as Executive Vice President and ran the Distribution division of our Core Business from 2000 until June 15, 2001. He also served as our Chief Operating Officer from 1999 to 2000 and as President of our Investment Data

Products division and a Senior Vice President of the Company from 1997 to 1999. Before joining Barra, Mr. Huddart worked with Reuters in the U.S. and Europe from 1983 to 1997.

BRUCE LEDESMA -- Mr. Ledesma was appointed the head of Barra Ventures in May 2001. He joined Barra as Assistant General Counsel in 1998, serving in that capacity until April 1999, when he became Vice President- Barra Ventures. Prior to joining Barra, Mr. Ledesma worked at the law firm of Latham & Watkins from 1993 to 1998.

CLAES LEKANDER -- Mr. Lekander joined Barra in 1985 as a Consultant. He served in various roles of increasing responsibility in our Equity Services and Product Management divisions from 1985 to 2000. Mr. Lekander became an Executive Vice President in 2000 and currently manages our Core Business's Applications division.

ANDREW RUDD -- Dr. Rudd joined our predecessor in 1975. He served as our President from 1984 to 1992, our Chief Executive Officer from 1984 to 1999, as a member of our Board of Directors since 1986 and as Chairman since 1992. Between 1977 and 1982, Dr. Rudd was a professor of finance and operations research at Cornell University in Ithaca, New York.

AAMIR SHEIKH -- Dr. Sheikh joined Barra in 1994 as a Senior Consultant. He served in various positions (each with increasing responsibility) in our Research Department and with our Enterprise Risk Management business from 1994 to 2000. In 2000, Dr. Sheikh became an Executive Vice President and assumed management responsibility for our Core Business's Content division. From 1987 to 1994, Dr. Sheikh was an assistant professor of finance at Indiana University School of Business in Bloomington, Indiana.

GREG STOCKETT -- Mr. Stockett joined Barra in 1996 as Finance Manager. He became Director of Finance in 1998 and Vice President of Finance in 2000. He was appointed Chief Financial Officer in 2001. Prior to joining Barra, Mr. Stockett was with Deloitte & Touche LLP from 1989 to 1996.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on Nasdaq under the trading symbol "BARZ." This table displays the range of high and low trade prices for our common stock as reported on Nasdaq.

 2000         HIGH     LOW           2001         HIGH      LOW           2002       HIGH      LOW
1st Quarter  17.583   11.917        1st Quarter  40.000   18.667        1st Quarter  58.99    40.50
2nd Quarter  16.917   13.000        2nd Quarter  43.333   32.208        (through May 30, 2001)
3rd Quarter  22.000   12.750        3rd Quarter  50.125   29.917
4th Quarter  26.000   17.833        4th Quarter  61.500   40.375

At May 30, 2001 there were approximately 7,400 holders of our common stock. To date, we have paid no cash dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our capital requirements and financial condition and other relevant factors. Our Board of Directors does not intend to declare any dividends in the foreseeable future. On May 30, 2001 the closing price for our common stock as reported by Nasdaq was $43.11.

ITEM 6. SELECTED FINANCIAL DATA

The information on the inside cover of the 2001 Annual Report under the heading "Financial Highlights" regarding our selected financial data required by this
Item 6 is incorporated by reference. (See also Item 7 below in Part II of this Report.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains descriptions of our current expectations and forecasts regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this Form 10-K and in our 2001 Annual Report to Shareholders are made in reliance on safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For further information regarding these forward looking statements and the factors that could cause actual results to differ, please look at the Risk Factors section in Part I of this Form 10-K. Any or all of the forward-looking statements that we make in this Form 10-K, our 2001 Annual Report to Shareholders or any other public statements we issue may turn out to be wrong. It is also important to remember that other factors besides those listed in the Risk Factors section could also adversely affect us and our business, operating results or financial condition.

This section should be read in conjunction with the Risk Factors section of Part I of this Form 10-K, our audited consolidated financial statements and related notes in this Part II and the selected financial data contained in our 2001 Annual Report.

RESULTS OF OPERATIONS

The following table shows the percentage of total operating revenues represented by items in our consolidated statements of income for the years ended March 31:

                                                                       2001          2000          1999
                                                                      ----------------------------------
Operating Revenues:
Portfolio and Enterprise Risk Management                                49.6%         49.6%         56.5%
Symphony                                                                27.6          25.1          16.3
POSIT                                                                    9.4          10.2          10.3
Other Ventures                                                          13.4          15.1          16.9
--------------------------------------------------------------------------------------------------------
   Total operating revenues                                            100.0%        100.0%        100.0%
--------------------------------------------------------------------------------------------------------
Operating Expenses:
Communications, data and seminar                                         3.5%          4.3%          6.0%
Compensation and benefits                                               42.6          47.1          49.4
Occupancy                                                                3.3           3.9           4.8
Other operating expenses                                                12.7          13.7          17.6
--------------------------------------------------------------------------------------------------------
   Total operating expenses before acquisition and other charges        62.1          69.0          77.8
Loss of Sale of Estimates business                                       0.5            --            --
Restructuring charges                                                     --           4.8            --
Non-recurring acquisition charges and write-off of goodwill
    And capitalized software costs                                        --            --           2.5
--------------------------------------------------------------------------------------------------------
   Total operating expenses                                             62.6%         73.8%         80.3%
--------------------------------------------------------------------------------------------------------
Interest Income and Other                                                2.1%          2.1%          0.9%
--------------------------------------------------------------------------------------------------------
Income Before Equity in Net Income and Loss of
  Investees, Minority Interest, and Income Taxes                        39.5%         28.3%         20.6%
  Equity in Net Income and Loss of Investees                              --            --          (0.4)
  Minority Interest                                                     (8.4)         (8.5)         (5.1)
--------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                              31.1%         19.8%         15.1%
Income Taxes                                                           (10.9)         (7.2)         (6.9)
--------------------------------------------------------------------------------------------------------
Net Income                                                              20.2%         12.6%          8.2%
========================================================================================================


In 2000, we reorganized into two business units, Barra Core and Barra Ventures. Our Core Business consists of one business segment; portfolio risk management and enterprise risk management systems. Our Ventures Business consists of three business segments: Symphony, POSIT and Other Ventures. (See Note 11 to the Consolidated Financial Statements for further information about our segments.)

OPERATING REVENUES

Portfolio and Enterprise Risk Management. Portfolio and Enterprise Risk Management fees consist of annual subscription fees and other related revenues for our Core Business portfolio risk management and enterprise risk management systems. A summary of the components of these revenues is as follows (amounts in thousands):

                                              2001                        2000                   1999
                                    -------------------------------------------------------------------
                                                % CHANGE FROM                 % CHANGE FROM
                                        $         PRIOR YEAR          $         PRIOR YEAR         $
                                    --------    -------------     --------    -------------    --------
Core product subscriptions --
continuing products                  102,556             23         83,213             13        73,604
Core product subscriptions --
discontinued fixed income
products                                  --           (100)           595            (92)        7,885
Other Core product related             8,704              2          8,554             10         7,811
                                    -------------------------------------------------------------------
     Total                           111,260             20         92,362              3        89,300
                                    ===================================================================

Core product subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related data updates. We generally bill and collect these fees on an annual basis, but recognize the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients and increasing revenues from existing customers through the introduction of new products, features, users and other services.

For 2001 compared to 2000, annual subscription fee revenue for continuing products increased approximately 23%. For 2000 compared to 1999, annual subscription fee revenue for continuing products increased approximately 13%. Revenue growth was primarily driven by sales of our new enterprise risk management software, which had a 189% increase in revenues in 2001, and sales of our equity models and related data reflecting the continued success of our Aegis suite of products.

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

Other Core product related revenues include consulting and implementation fees associated with enterprise risk management system installations, timesharing revenues, seminar revenues and one-time fees. The increase in these revenues from 2000 to 2001 reflects increases in implementation and consulting fees from enterprise risk management system installations and other recurring and one-time fees, offset by declines in timeshare and other one-time fees. The increase in implementation and consulting fees reflects growth in the installed base for our enterprise risk software. The decline in timeshare revenues is the result of discontinuing our timesharing product platform at the end of calendar 1999. Our timesharing revenues have decreased over the past few years as we have converted our timesharing platform products to operate on our clients' in-house computers. The increase in these revenues from 1999 to 2000 was primarily due to implementation and consulting fees on enterprise risk management systems, which coincided with the launch of that product line in June 1999.

Symphony. Our asset management revenues increased $14.9 million or 32% in 2001 over 2000 and increased $21.1 million or 82% in 2000 compared to 1999. Symphony's revenues consist primarily of asset management fees, which are a fixed percentage of asset value, and performance fees, which are based on the performance over a benchmark for each client account. Performance fees included in total revenues were $35.7 million, $28.2 million and $10.6 million for 2001, 2000 and 1999, respectively. Performance fees are recognized only at the measurement date for determining performance of an account. The measurement date typically is at the end of the first year of a client's contract and on each subsequent annual anniversary date for the years after the first year. The performance fee increases in 2001 and 2000 were principally the result of investment performance exceeding benchmarks as well as the fact that assets under management that were subject to performance fees grew significantly in both of those years.

As of the beginning of fiscal 2002, Symphony had approximately $4.4 billion of assets under direct management (a decrease of 12% over the beginning of fiscal
2001). $3.4 billion of these assets are managed under agreements that provide for performance fees in addition to a base management fee. These amounts include approximately $850 million of leverage associated with performance fee accounts in addition to the capital invested by Symphony clients. Average assets under management for 2001 were $4.8 billion compared to $3.7 million for 2000.

Symphony's future revenues will depend to a great extent on the performance of the funds it manages and the timing of anniversary fee determination dates for performance based funds. It is estimated that approximately 9% and 40% of the current total of performance-based funds under Symphony's management will have performance determination dates in the quarters ended June 2001 and September 2001, respectively. The pattern of these anniversaries can change from quarter to quarter because of the addition, termination and re-negotiation of account agreements.

On June 15, 2001, Barra and Maestro signed an agreement to sell Symphony LLC to Nuveen. (See Note 14 of the Notes to our Consolidated Financial Statements.)

POSIT. Our electronic trading revenues increased $2.0 million or 11% in 2001 compared to 2000 and increased $2.8 million or 17% in 2000 over 1999. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems. Shares traded in the U.S. POSIT system were 7.8 billion, 6.5 billion and 5.8 billion, for calendar years ended December 31, 2000, 1999 and 1998, respectively. Our POSIT revenue increases reflect higher trading volumes on U.S. POSIT offset in part by a decline in royalties from Euro POSIT in 2001 (see Note 7 in the Consolidated Financial Statements).

Other Ventures. Revenues from other ventures include our Global Estimates, Bond Express, Barra RogersCasey and Strategic Consulting businesses. We sold our Global Estimates business in December 2000. (See Note 3 to the Consolidated Financial Statements for further information about this sale.) Revenues from Global Estimates and Bond Express primarily consist of subscription fees to earnings estimates products and bond offering databases. The Investment Consulting division of Barra

RogersCasey provides services to pension plan sponsors usually under recurring, retainer-based fee arrangements. The Strategic Consulting venture provides consulting services to asset managers, which are generally non-recurring, project-type engagements that are completed in phases. As a group, revenues from these ventures increased $2.0 million or 7.2% in 2001 compared to 2000 and increased $1.5 million or 5.6% in 2000 over 1999.

Revenues from non-U.S. Customers. The percentage of our total operating revenues that come from our non-U.S. customers represented 29%, 30% and 33% in 2001, 2000 and 1999, respectively. The percentage of revenues derived from our non- U.S. customers declined both from 2000 to 2001 and 1999 to 2000 as a result of significant increases in asset management revenues, which are all U.S. based. The percentage of our Portfolio and Enterprise Risk Management and Other Ventures revenues that come from non-U.S. customers has remained unchanged at approximately 46% for the last three fiscal years.

OPERATING EXPENSES

Communications, data and seminar. Communications, data and seminar consists of our computer access charges, software and data costs, computer leasing and seminar expenses. This component of operating expenses remained almost unchanged from 2000 to 2001 and decreased $1.5 million or 16% in 2000 over 1999. The decrease in 2000 was the result of lower computer leasing and access charges due to the termination of our VAX-based platform for fixed income and equity models in 2000. Also contributing to the decrease were lower software and seminar expenses. Software expenses declined due to lower amortization on previously capitalized amounts as a result of writing-off capitalized software costs in 1999 associated with discontinued fixed income products. Seminar expenses decreased as a result of fewer events in 2000.

Compensation and Benefits. Our compensation and benefits increased $7.6 million or 9% in 2001 over 2000 and increased $9.7 million or 12% in 2000 over 1999.

Increases in our compensation and benefits costs for 2001 compared to 2000 were primarily the result of increases in incentive compensation at Symphony. Symphony's incentive compensation costs are computed as a percentage of their operating profits and therefore are adjusted based on profitability. The increase from 1999 to 2000 was primarily due to higher incentive compensation to Symphony, along with higher Year 2000 (Y2K) project-related costs and increases in employee-related benefit costs. This increase was offset partially by a reduction in our average full-time employee headcount of approximately 5%. Y2K related costs for outside consultants and special Y2K bonuses amounted to $3.7 million in 2000 and $2.0 million in 1999. This increase was due to greater use of outside consultants combined with special additional incentive compensation for employees involved with the Y2K Project.

Our annual salary administration and performance evaluation process results in annual reviews and salary adjustments that are effective as of July 1 of each year.

Occupancy. Our occupancy costs increased $.3 million or 4% in 2001 over 2000 and decreased $.3 million or 4% in 2000 over 1999. The increase in costs in 2001 over 2000 resulted primarily from new office space being leased in Tokyo along with scheduled rent increases in existing office space. The decrease in occupancy costs for 2000 reflects additional sublease income from leasing some of our excess facilities as well as charging a portion of some facility costs related to supporting discontinued fixed income products to the restructuring charge during 2000.

Other Operating Expenses. Our other operating expenses increased $2.9 million or 11% in 2001 compared to 2000 and decreased $2.3 million or 8% in 2000 compared to 1999. Our other operating expenses include: travel; office; maintenance; depreciation; amortization; marketing; advertising; outside legal and accounting services; business insurance; data, foreign currency translation gain/loss and other expenses related to the asset management operations; and other corporate expenses.

Increases in other operating expenses in 2001 compared to 2000 consisted primarily of increases in marketing and related expenses associated with our branding campaign and higher foreign currency translation losses, primarily due to the weakening of the euro and the pound against the dollar. Decreases in other operating expenses from 1999 to 2000 consisted primarily of lower costs for printing and postage, data costs related to asset management activities, professional services, and amortization of intangibles. The decreases in printing and postage reflect lower costs for product distribution due to greater use of electronic delivery systems. Data costs associated with asset management activities declined due to lower negotiated rates in 2000. The decrease in amortization of intangibles reflects our April 1999 restructuring and the write-off of goodwill associated with discontinued fixed income products. Decreases in professional services reflect the absence of any significant expenses relating to legal or other corporate activities in 2000. Growth rates in various other operating expenses were also lower as a result of the restructuring plans implemented during 2000.

Loss on sale of Global Estimates Business. Refer to Note 3 in the Consolidated Financial Statements for information on this loss.

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

OTHER INCOME AND EXPENSES

Interest Income and Other. Our interest income and other increased $.4 million or 10% in 2001 compared to 2000 and increased $2.5 million or 173% in 2000 compared to 1999. The increase in 2001 reflects higher interest earnings due to substantially higher average invested cash balances in the current year. The increase in 2000 was primarily the result of a $1.7 million gain on the sale of Lycos, Inc. stock. We received the Lycos stock in exchange for our shares of Quote.com Inc., which was acquired by Lycos in December 1999. Also contributing to the increase in 2000 were higher gains on marketable equity securities held for trading.

Equity in Net Income and Loss of Investees. Net losses from our joint ventures and other strategic relationships represent primarily our share of losses from our equity investments in Alacra (formerly Data Downlink Corporation), Risk Reporting Limited, Global POSIT and Australian POSIT. The decrease in losses in the current year reflects a lower loss for Risk Reporting Limited combined with increased income from Australian POSIT. The decrease in losses for 2000 reflects the liquidation of our investment in Global POSIT during 1999 and the dilution of our investment in Alacra in 2000 below 20% ownership. We no longer exercise significant influence in those operations and accordingly no longer include their losses in our results.

Minority Interest. Minority interest represents the undistributed profits interest of Maestro. Increases or decreases in minority interest reflect corresponding changes in the level of profits from the Symphony venture.

Foreign Currency - As an international corporation, our business generates revenues from clients throughout the world. We maintain sales and representative offices worldwide and hold certain deposits and accounts in foreign currencies. Our revenues are generated in both United States and non-U.S. currencies. Subscriptions in the United Kingdom and the European Community are priced in pounds sterling (pounds) and euros, respectively. Additionally, our consolidated subsidiary, Barra Japan, generates revenues, has expenses and has assets and liabilities denominated in Japanese yen. All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. In September 2000, we implemented a hedging program to help reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At March 31, 2001, we had one contract to sell 500 million yen at 121.90, maturing on May 2, 2001, with an unrealized gain of $140,000. Also at March 31, 2001, we had one contract to sell 5 million euro at 0.885, maturing on May 2, 2001, with an unrealized gain of $35,000. Additionally, at March 31, 2001, we had one contract to sell 5 million pounds at 1.4353, maturing on May 2, 2001, with an unrealized gain of $97,000. We enter into forward currency contracts only with approved counterparties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

For 2001 compared to 2000, the U.S. dollar strengthened against the pound, euro and the yen. The resulting net effect of these movements in average exchange rates on operating revenues and net income was an decrease of approximately

$1,232,000 and $1,670,000, respectively. For 2000 compared to 1999, the U.S. dollar strengthened against the yen and euro and weakened against the pound. The resulting net effect of these movements in average exchange rates on operating revenues and net income was a decrease of approximately $1,500,000 and $400,000, respectively.

Under current operating arrangements in the countries in which we do business, there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company except in Brazil, where we are required to register Barra Brazil's exchange agreements with the Central Bank.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). Statement 133 establishes methods of accounting for derivative financial statements and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. The Company will adopt SFAS 133 effective April 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, marketable equity securities held for trading, and marketable debt securities available-for-sale totaled $154 million at March 31, 2001, representing an increase of $73 million from March 31, 2000. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $5 million, of which no amounts have been, or are presently anticipated to be, drawn down on that line of credit.

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations.

PRINCIPAL FINANCIAL COMMITMENTS

As of June 12, 2001, our principal financial commitments consisted of obligations under operating leases and contracts for office facilities. Our Board of Directors has also authorized the repurchase of up to 750,000 shares of our common stock and has authorized up to $17 million in funds as "seed" investments for new asset management products developed by Symphony. Approximately $4.0 million of that amount has yet to be disbursed. (See Note 6 in the Consolidated Financial Statements.)

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury securities. These investments totaled approximately $70 million at March 31, 2001 with an average interest rate of approximately 5.3%. At March 31, 2001, the portfolio also had approximately $68 million of short-term, high credit quality municipal debt securities with an average taxable equivalent interest rate of 6.4%. The short-term money market funds, U.S Treasury securities and the municipal debt securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.

From time to time, we provide the initial invested funds for the startup of new investment products offered by Symphony. In these cases the primary considerations are related to supporting a new business rather than making investments that fall under the guidelines of our investment policy.

Our investments in market-neutral programs, which amounted to approximately $16 million at March 31, 2001, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management and our Board of Directors. (See Note 2 to our Consolidated Financial Statements.)

Foreign Currency Risk

We invoice customers in Europe in both pounds and euros. In Japan, we bill our customers in yen. Excluding customers in these locations, we generally bill for our services in U.S. dollars. To the extent we invoice our customers in local currency (yen, pound and euro), our international revenues are subject to currency exchange fluctuation risk. To the extent that international revenues that are invoiced in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. Currency fluctuations may also effectively increase the cost of our products and services in countries in which customers are invoiced in U.S. dollars. See the discussion in Item 7, Other Income and Expenses -- Foreign Currency, for further information on foreign currency and hedging practices.

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The capitalization of Barra Japan includes approximately $1.9 million invested in a yen-denominated mutual fund. (See Note 2 to our Consolidated Financial Statements.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Barra, Inc.
Berkeley, California

We have audited the accompanying consolidated balance sheets of Barra, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Barra, Inc. and subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

April 20, 2001
(June 15, 2001 as to Note 14)

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND 2000
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                              2001           2000
                                                                                            ---------      ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                   $  61,837      $  53,320
Investments in marketable equity trading securities                                            15,848         13,334
Investments in marketable debt securities available-for-sale                                   76,523         14,090
Accounts receivable:
     Subscription and other (Less allowance for doubtful accounts of $518 and $755)            11,916         18,411
     Asset management                                                                          11,175          8,984
     Related parties                                                                            6,221          7,392
Prepaid expenses                                                                                2,675          2,116
--------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                     186,195        117,647
--------------------------------------------------------------------------------------------------------------------

INVESTMENTS IN UNCONSOLIDATED COMPANIES                                                         4,849          1,775
PREMISES AND EQUIPMENT:
     Computer and office equipment                                                             15,491         20,909
     Furniture and fixtures                                                                     6,263          6,029
     Leasehold improvements                                                                     8,764          8,747
--------------------------------------------------------------------------------------------------------------------
          Total premises and equipment                                                         30,518         35,685
    Less accumulated depreciation and amortization                                            (16,052)       (18,366)
--------------------------------------------------------------------------------------------------------------------
                                                                                               14,466         17,319
DEFERRED TAX ASSETS                                                                             8,153          4,355
COMPUTER SOFTWARE
     (Less accumulated amortization of $2,082 and $1,455)                                       1,615          1,994
OTHER ASSETS                                                                                    1,139            832
GOODWILL AND OTHER INTANGIBLES
     (Less accumulated amortization of $7,174 and $7,304)                                       9,995         24,840
--------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                       $ 226,412      $ 168,762
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                            $     850      $     975
Accrued expenses payable:
     Accrued compensation                                                                      17,018         14,084
     Accrued corporate income taxes                                                            11,816         13,437
     Accrued restructuring charges                                                                             2,654
     Other accrued expenses                                                                     8,602          9,966
Unearned revenues                                                                              29,682         26,579
--------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                  67,968         67,695
--------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES                                                                        2,468          1,994

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                                       1,249          2,287

STOCKHOLDERS' EQUITY:
Preferred stock, no par; 10,000,000 shares authorized; none issued and outstanding
Common stock, $.0001 par value; 75,000,000 shares authorized; 21,370,677 and 20,513,325
      shares issued and outstanding                                                                 2              2
Additional paid-in capital                                                                     29,340         16,207
Retained earnings                                                                             125,623         80,321
Accumulated other comprehensive income (loss)                                                    (238)           256
--------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                               154,727         96,786
--------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                       $ 226,412      $ 168,762
====================================================================================================================


         The accompanying notes are an integral part of the Barra, Inc.
                       Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                 2001              2000              1999
                                                              ------------      ------------      ------------
OPERATING REVENUES:
Portfolio and Enterprise Risk Management                      $    111,260      $     92,362      $     89,300
Symphony                                                            61,835            46,901            25,800
POSIT                                                               21,070            19,064            16,235
Other Ventures                                                      30,253            28,222            26,724
--------------------------------------------------------------------------------------------------------------
   Total operating revenues                                        224,418           186,549           158,059
--------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Communications, data and seminar                                     7,900             7,953             9,471
Compensation and benefits                                           95,468            87,825            78,080
Occupancy                                                            7,450             7,195             7,512
Other operating expenses                                            28,575            25,680            27,931
Loss on sale of Estimates business                                   1,064
Restructuring charges                                                                  9,024
Non-recurring acquisition charges and write-off of
  goodwill and capitalized software costs                                                                3,990
--------------------------------------------------------------------------------------------------------------
   Total operating expenses                                        140,457           137,677           126,984
--------------------------------------------------------------------------------------------------------------

INTEREST INCOME AND OTHER                                            4,383             3,980             1,460
--------------------------------------------------------------------------------------------------------------

INCOME BEFORE EQUITY IN NET INCOME AND LOSS OF INVESTEES,
  MINORITY INTEREST, AND INCOME TAXES                               88,344            52,852            32,535

EQUITY IN INCOME AND LOSS OF INVESTEES                                 159              (113)             (582)

MINORITY INTEREST                                                  (18,816)          (15,824)           (8,073)
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                          69,687            36,915            23,880
INCOME TAXES                                                       (24,385)          (13,479)          (10,871)
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                    $     45,302      $     23,436      $     13,009
==============================================================================================================

Net Income Per Share:
   Basic                                                      $       2.17      $       1.12      $        .63
   Diluted                                                    $       2.01      $       1.07      $        .59
Shares used in Net Income Per Share Calculation:
   Basic                                                        20,921,413        20,979,645        20,803,482
   Diluted                                                      22,510,364        21,952,379        21,904,804


         The accompanying notes are an integral part of the Barra, Inc.
                       Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(IN THOUSANDS)

                                                                                2001          2000          1999
                                                                              --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 45,302      $ 23,436      $ 13,009
Adjustments to reconcile net income to net cash provided
by operating activities:
    Equity in income and loss of investees                                        (159)          113           582
    Minority interest                                                           18,816        15,824         8,073
    Depreciation and amortization                                                7,430         7,682         6,683
    Amortization of computer software                                              734           495           807
    Unrealized gains on marketable equity securities held for trading             (891)       (2,420)         (509)
    Purchase of marketable equity securities held for trading                   (1,623)         (958)       (5,190)
    Loss on sale of Global Estimates business                                    1,064
    Non-cash restructuring charges                                                             2,654
    Write-off of goodwill and capitalized software development costs                                         3,990
    Other                                                                         (121)         (279)         (764)
  Changes In:
    Accounts receivable -- Subscription and other                                6,224         2,363        (2,622)
    Accounts receivable -- Asset management                                     (2,191)           75        (6,609)
    Accounts receivable -- Related parties                                       1,171        (2,957)         (471)
    Prepaid expenses                                                              (806)          245          (396)
    Other assets                                                                  (307)          356           276
    Accounts payable, due to related party and accrued expenses                  4,000        13,007         4,357
    Unearned revenues                                                            4,218         2,789         1,564
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       82,861        62,425        22,780
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                            (4,364)       (5,769)       (8,734)
Sale (purchase) of  marketable debt securities -- available for sale, net      (62,433)          430        (3,469)
Proceeds of sales from Venture businesses                                       13,086
Acquisitions -- cash paid                                                                     (1,631)       (5,517)
Investments in unconsolidated companies                                         (3,098)         (144)         (886)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (56,809)       (7,114)      (18,606)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments to minority shareholders                                         (19,854)      (15,405)       (8,205)
Proceeds from sales of common stock                                              8,526         4,325         3,349
Common stock repurchased                                                        (6,207)      (22,254)       (1,648)
------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (17,535)      (33,334)       (6,504)
------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                            8,517        21,977        (2,330)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  53,320        31,343        33,673
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        61,837      $ 53,320      $ 31,343
==================================================================================================================

OTHER CASH FLOW INFORMATION>

Cash paid during the year for:
    Interest                                                                  $     --      $     --      $      2
    Income taxes                                                                17,555         3,668         8,119

Non-cash investing transactions  - See Note 3


         The accompanying notes are an integral part of the Barra, Inc.
                       Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                               ACCUMULATED
                                          COMMON STOCK          ADDITIONAL       OTHER
                                     ----------------------      PAID-IN      COMPREHENSIVE      RETAINED
                                       SHARES        AMOUNT      CAPITAL      INCOME (LOSS)      EARNINGS        EQUITY
                                     ------------------------------------------------------------------------------------
BALANCE, APRIL 1, 1998                20,513,082     $    2    $    27,829     $      (956)    $    43,876    $    70,751
                                     ------------------------------------------------------------------------------------
Repurchase of Stock                     (127,243)                   (1,648)                                        (1,648)
Stock issued                             633,439                     3,349                                          3,349
Tax benefit from Option Exercises                                    2,233                                          2,233
                                     ------------------------------------------------------------------------------------
Subtotal                              21,019,278          2         31,763            (956)         43,876         74,685
                                     ------------------------------------------------------------------------------------
Foreign Currency Translation
  Adjustment                                                                           511                            511
Net Income                                                                                          13,009         13,009
                                                                                                              -----------
Comprehensive Income -- subtotal                                                                                   13,520
                                     ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999               21,019,278          2         31,763            (445)         56,885         88,205
                                     ------------------------------------------------------------------------------------
Repurchase of Stock                   (1,202,400)                  (22,254)                                       (22,254)
Stock issued                             696,447                     4,325                                          4,325
Tax benefit from Option Exercises                                    2,373                                          2,373
                                     ------------------------------------------------------------------------------------
Subtotal                              20,513,325          2         16,207            (445)         56,885         72,649
                                     ------------------------------------------------------------------------------------
Foreign Currency Translation
  Adjustment                                                                           701                            701
Net Income                                                                                          23,436         23,436
                                                                                                              -----------
Comprehensive Income -- subtotal                                                                                   24,137
                                     ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000               20,513,325          2         16,207             256          80,321         96,786
                                     ------------------------------------------------------------------------------------
Repurchase of Stock                     (156,691)                   (6,207)                                        (6,207)
Stock issued                           1,014,043                     8,526                                          8,526
Tax benefit from Option Exercises                                   10,814                                         10,814
                                     ------------------------------------------------------------------------------------
Subtotal                              21,370,677          2         29,340             256          80,321        109,919
                                     ------------------------------------------------------------------------------------
Foreign Currency Translation
  Adjustment                                                                          (494)                          (494)
Net Income                                                                                          45,302         45,302
                                                                                                              -----------
Comprehensive Income -- subtotal                                                                                   44,808
                                     ------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001               21,370,677     $    2    $    29,340     $      (238)    $   125,623    $   154,727
=========================================================================================================================


         The accompanying notes are an integral part of the Barra, Inc.
                       Consolidated Financial Statements.

BARRA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

NOTE 1 - THE COMPANY

Barra, Inc. (which may be referred to as Barra, the Company, we, us or our) is an investment risk management company which provides innovative solutions to financial professionals world-wide. We have two business units. Our Core Business provides portfolio risk management and enterprise risk management systems to investment professionals. Our Ventures Business develops new lines of business by leveraging our core research and development, generally through strategic partnerships.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Barra, its wholly-owned subsidiaries and Symphony Asset Management, LLC (Symphony LLC). (See Notes 4 and 14.) All significant intercompany transactions and balances have been eliminated. Certain amounts previously reported have been reclassified to conform to the 2001 presentation.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Split -- In November 2000, the Company's Board of Directors declared a three-for-two stock split effective December 18, 2000 and payable in the form of a dividend of one share of the Company's common stock for every two shares owned by the stockholders. The stock split resulted in the issuance of approximately 7 million additional shares of common stock from authorized but unissued shares. All share and per share data in these financial statements and related notes have been adjusted to retroactively reflect the stock split.

Cash and Cash Equivalents include money market funds and certificates of deposit with original maturities of three months or less.

Investments in Marketable Equity Trading Securities include $15,848,000 at March 31, 2001 and $13,334,000 at March 31, 2000 invested in funds managed by Symphony LLC. The funds hold both long and short positions in equity securities and at times buy and sell short-term market index instruments, which the managers use to hedge general market risk. These investments are considered to be trading securities and accordingly are recorded at their fair value and any unrealized gains or losses are included in interest income and other.

Investments in Marketable Debt Securities Available-for-Sale - At March 31, 2001, we had $6.3 million invested in short-term U.S. Treasury obligations maturing in June 2002. Also included in available-for-sale securities is a U.S. dollar equivalent of $1,989,000 at March 31, 2001, and $1,876,000 at March 31, 2000, invested in a Japanese yen-denominated mutual fund which is invested primarily in government and other bonds and certificates of deposit in Japan. We also had investments in municipal debt securities of $68,246,000 at March 31, 2001 and $6,714,000 at March 31, 2000. Interest on these municipal securities is tax exempt and adjusts to market rates during designated interest reset periods which occur at least every month. The municipal securities have stated maturity dates ranging from May 2001 to November 2039, but each security grants the investor the option to put the security back to the issuer during exercise periods which generally coincide with interest reset dates. All marketable debt securities are considered to be available-for-sale and are recorded at fair value which approximate their cost.

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

Goodwill and other Intangibles includes purchased goodwill and purchased model rights which are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are ten to forty years). It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs in which case there would be a write-down of the carrying amount or a shortened life of the intangibles in the near term.

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

Revenue Recognition:

Portfolio and Enterprise Risk Management - Subscription fees are initially deferred as unearned revenues when payment has been received and revenue is recognized ratably over the subscription term. Implementation fees for consulting services are recognized as the services are performed.

Symphony -Symphony revenues are derived from two sources: base fees and performance fees. Base fees are recognized ratably over the period that assets are under management. Performance fees are recognized only at the performance measurement dates contained in the individual account management agreements and are dependent upon performance of the account exceeding agreed upon benchmarks.

POSIT - POSIT revenues, which consist primarily of royalties based on the trading volume of U.S. equities from the Portfolio System for Institutional Trading ("POSIT") joint venture, are recognized as trades are executed on POSIT.

Other Ventures- Consulting fees for recurring, retainer-based services are recognized ratably over the term of the service contract. Consulting fees for non-recurring projects are recognized on a percentage of completion basis.

Income Taxes are provided at current rates. Deferred income taxes are computed based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Foreign Currency Translation - Beginning in April 2000, we deemed the functional currency of all non-U.S. operations to be the U.S. dollar. For non-U.S. operations, assets and liabilities are translated into U.S. dollars using current exchange rates, and the translation adjustment effects are included in net income. Prior to April 2000, the functional currency of Barra International (Japan), Ltd. (Barra Japan) was the Japanese yen and, therefore, the effects of currency translation adjustments on Barra Japan's assets and liabilities were recorded as other comprehensive income or loss which is included as a component of stockholders' equity.

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

Fair Value of Financial Instruments -- The Company's financial instruments include cash and cash equivalents, short-term and municipal debt securities, accounts receivable, prepaid expenses, accounts payable, certain accrued liabilities and deferred revenue. The carrying amounts of these items are a reasonable estimate of their fair values.

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

Disclosures About Segments of an Enterprise -- In 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements. Statement 131 requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. In addition, it establishes standards for related disclosures about products and services, geographic areas and major customers. (See Note 11.)

New Accounting Standards

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 was adopted during our fourth quarter of fiscal year 2001 and did not have a material impact on our income statement presentation, operating results or financial position.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issues Statement No. 137, "Accounting for Derivative Statement No. 133," which amended Statement No. 133 by deferring the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective April 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company

NOTE 3 - BUSINESS COMBINATIONS

BOND EXPRESS - In January 1999, we completed the acquisition of the general partnership interest in Bond Express LP (BEX). The purchase price for the remaining interest was $1 million, plus certain contingent consideration based upon total revenues of BEX products earned during calendar 2000. In February 2000, we modified the terms of our acquisition of the BEX business. The modification eliminated the contingent payment that otherwise would have been payable in exchange for paying the seller an additional $1.1 million. The initial consideration of $1 million plus the additional consideration of $1.1 million have been added to goodwill and are being amortized over 10 years. The results of operations and financial position of BEX are now part of our wholly-owned subsidiary Bond Express, Inc. and have been consolidated in our financial statements since June 1996.

REDPOINT -- On June 17, 1998 we paid $5.5 million for substantially all of the assets and assumption of certain liabilities of Redpoint Software Inc., which was renamed RJM Ventures Inc. following the closing (RJM). Initial terms of the acquisition agreement also provided for payments of up to an additional $12.5 million over a period of two years following the closing based upon the financial performance of the acquired assets. In April 1999, the acquisition agreement was amended to replace the payment of contingent consideration based on financial performance with a provision for royalty payments equal to a certain percentage of future software license fees through December 2000. In connection with the amended purchase agreement, we paid an additional $1.5 million in cash representing additional purchase price of $600,000 and prepaid royalties of $900,000. Approximately 45% of the prepaid royalty and any future royalties are partially or fully refundable to us in the event certain key former employees of RJM leave Barra before required employment periods. As a result, 45% of any royalties earned will be recorded as compensation expense over the term of the required employment. The remaining portion of royalties will be recorded as additional goodwill. Compensation expense related to prepaid royalties was $202,500 for each year ended March 31, 2001 and 2000.

The acquisition has been accounted for as a purchase, and the results of the business acquired from RJM are included in the accompanying consolidated financial statements from the date of acquisition only. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on estimated fair values. This allocation resulted in tangible assets of $200,000, consisting principally of premises and equipment, and goodwill of $6.4 million which is being amortized on a straight-line basis over ten years. Comparative pro forma financial information has not been presented as the results of operations of RJM were not material to our consolidated financial statements.

GLOBAL ADVANCED TECHNOLOGY (GAT) AND INNOSEARCH CORPORATION (INNOSEARCH) - On June 24, 1997, we completed the acquisition of a 100% equity interest in GAT and a majority ownership interest in Innosearch, an affiliate of GAT. The total purchase price of approximately $19,904,000 included 1,056,884 shares of unregistered Barra common stock valued at $9,866,000, liabilities assumed of $6,058,000, and cash and transaction costs of $3,980,000. In February 1998, an additional $1,000,000 was paid in connection with the acquisition of the remaining minority interest in Innosearch, which resulted in additional goodwill of $469,500. The acquisitions were accounted for as a purchase, and the results of GAT and Innosearch are included in the accompanying consolidated financial statements from the date of acquisition only.

The cost of the acquisitions was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This allocation resulted in tangible assets of $3,763,000 consisting principally of accounts receivable and premises and equipment, capitalized software of $1,217,000, purchased in-process technology of $9,914,000, deferred tax assets of $1,100,000 and goodwill of $3,910,000. The amount allocated to purchased in-process technology was immediately expensed. Goodwill from the acquisition was initially amortized over ten years until March 31, 1999 when it was written off. We recorded a charge of $3,990,000 in March 1999 to write-off the remaining unamortized amounts of goodwill and capitalized software costs in connection with discontinuing certain U.S. fixed income products. (See Note 13.)

THE ESTIMATE DIRECTORY (TED) AND DIRECTUS - On October 9, 1997, Barra (U.K.), Ltd., our wholly-owned subsidiary, completed the acquisition of the assets and assumption of certain liabilities of two businesses from Edinburgh Financial Publishing Limited (EFP) and two of EFP's affiliates for a total purchase price of $17,412,000. The two businesses are TED, a database of analysts' earnings estimates, and Directus, a corporate directors equity trading information service. The total purchase consisted of $11,778,000 in cash, liabilities assumed of $4,897,000 and transaction costs of $737,000. The acquisition was accounted for as a purchase, and the results of Barra (U.K.), Ltd. are included in the accompanying consolidated financial statements from the date of acquisition only. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed and resulted in goodwill of $15,536,000 which was being amortized over 20 years.

In two separate transactions during 2001, we sold both the TED and Directus businesses to unrelated third parties. Total cash proceeds from the sales of these businesses were $13.1 million and resulted in a loss of $1.1 million.

NOTE 4 -- SYMPHONY LLC

The capitalization of Symphony LLC consists of three Interest Classes (Class 1, Class 3 and Class 4, as defined in the Operating Agreement). Class 1 and Class 4 interests belong to Symphony Asset Management, Inc. (a wholly-owned subsidiary of Barra, Inc. (SAMI)) while the Class 3 interest belongs to Maestro LLC (Maestro), whose owners are the principals of Symphony LLC. At March 31, 2001, the total capital accounts attributable to Barra were $11.3 million and the capital account of Maestro was $1.2 million. In the event of sale or liquidation of the business, Barra's Class 1 interest would receive a preferential distribution of $2.1 million prior to the payout of any other capital account and the remaining amount would be split equally between SAMI and Maestro after receiving distributions of their respective capital account balances.

The Operating Agreement provides for a profits interest (the Class 3 interest) that started at 25% and grew to a maximum of 50% based on levels of Symphony LLC operating income (as defined in the Operating Agreement). The Class 3 interest attained the maximum profits interest in the quarter ended March 31, 1998.

Beginning April 1, 1999, Symphony LLC granted awards to certain key employees under an Equity Appreciation Plan (EAP). The EAP provides discretionary awards equal to a certain percentage interest in the equity of Symphony LLC which vest over time until retirement or immediately in the event of death, disability or sale of Symphony LLC. At March 31, 2001, awards representing an interest of approximately 8% in Symphony LLC had been granted. Compensation expense on each award is measured as the difference between the fair market value of the award and the exercise price of the award. Compensation expense for each award is initially deferred and then charged to compensation expense evenly over the remaining period of the employee's service until retirement. Compensation expense on EAP awards for the years ended March 31, 2001 and 2000 was $972,000 and $266,000, respectively.

We have consolidated the financial position and results of operations of Symphony LLC and separately recorded the Class 3 interest share of net assets and net income as a minority interest. The Class 3 interests share of profits was $18,816,000 $15,824,000 and $8,073,000 for the years ended March 31, 2001,
2000 and 1999, respectively.

On June 15, 2001, we signed a definitive agreement, along with the principals of Symphony LLC, to sell Symphony LLC to Nuveen. (See Note 14 for further information regarding Symphony LLC.)

NOTE 5 - INCOME TAXES

The provision for income taxes for the years ended March 31, consists of the following (in thousands):

                           2001           2000           1999
                         --------       --------       --------
CURRENT:
Federal                  $ 19,626       $ 11,523       $  7,816
State                       4,169            742            793
Foreign                     3,914          1,937          3,103
                         --------       --------       --------
Total current              27,709         14,202         11,712
                         --------       --------       --------

DEFERRED:
Federal                    (2,732)          (711)        (1,053)
State                        (187)            (3)           (50)
Foreign                      (405)            (9)           262
                         --------       --------       --------
Total deferred             (3,324)          (723)          (841)
                         --------       --------       --------

TOTAL TAX PROVISION      $ 24,385       $ 13,479       $ 10,871
                         ========       ========       ========

Barra provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. No valuation allowances for deferred tax assets were deemed to be necessary at the balance sheet dates presented. The tax effect of significant temporary differences representing deferred tax assets and liabilities as of March 31 is as follows (in thousands):

                                                               2001           2000
                                                             --------       --------
DEFERRED TAX ASSETS
Accrued vacation pay not currently deductible                $    870       $    784
Other accrued expenses not deductible                           3,622          1,300
Restructuring charges not currently deductible                     --          1,039
State taxes                                                     1,469            608
Deferred rent                                                     453            320
Research and development costs not currently deductible         1,624             --
Other                                                             115            304
                                                             --------       --------
   Total                                                     $  8,153       $  4,355
                                                             --------       --------

DEFERRED TAX LIABILITIES
Intangibles                                                      (725)           240
Basis difference in fixed assets                                2,603          1,591
Prepaid expenses currently deductible                             119            163
Other                                                             471             --
                                                             --------       --------
   Total                                                     $  2,468       $  1,994
                                                             --------       --------

NET DEFERRED TAX ASSET                                       $  5,685       $  2,361
                                                             ========       ========

The reconciliation between the tax rate computed by applying the United States federal statutory tax rate of 35.0% to income before income taxes and the actual effective tax rate is as follows:


                                                         2001          2000          1999
                                                        ----------------------------------
Income tax at statutory rate                              35.0%         35.0%         35.0%
State income tax, net of federal income tax effect         4.2           3.4           3.6
Foreign taxes higher than federal rate                      --           2.7           1.4
Non-taxable portion of dividends and interest              (.1)          (.2)          (.5)
Effect of foreign sales corporation earnings              (1.1)         (1.5)         (1.4)
Nondeductible acquisition charges and write-offs            --            --           5.8
Other                                                     (3.0)         (2.9)          1.6
                                                        ----------------------------------
Income tax at effective rate                              35.0%         36.5%         45.5%
                                                        ==================================

NOTE 6 - LEASES AND OTHER COMMITMENTS

Aggregate minimum future annual lease payments for facilities under operating leases are as follows (in thousands):

                                                              AGGREGATE ANNUAL
        YEAR ENDING MARCH 31:                                  LEASE PAYMENTS
        ---------------------                                 ----------------
              2002                                                $  5,536
              2003                                                   4,765
              2004                                                   3,720
              2005                                                   3,266
              2006                                                   2,991
              Thereafter                                             6,479
                                                                   -------
                                                                  $ 26,757
              Sublease income                                         (709)
                                                                  --------
              Total                                               $ 26,048
                                                                  ========

Rental expense was $5,151,000, $5,179,000 and $5,510,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

Rental expense for outside computer usage was $1,361,000, $1,891,000 and $2,796,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

We have also committed to funding an additional $4.0 million for certain asset management products developed by Symphony.

NOTE 7 -- POSIT

POSIT is a computerized institutional trading system that is owned by a general partnership between us and ITG, Inc. (ITG). The partnership has licensed the U.S. equity version of POSIT to ITG, which operates the POSIT system for U.S. equities. Our revenues represent a 95% share of license royalties paid by ITG to the partnership.

Global POSIT was established as a 50% owned joint venture in the United Kingdom on May 31, 1990. It operated a computerized trading network that was designed to facilitate trading in international equities. Profit and loss was allocated 50% to the Company and 50% to ITG, the other joint venture partner. Our share of losses is included in equity in net loss of investees and was $169,000 in the year ended March 31, 1999. During 1999, Barra and ITG terminated the Global POSIT joint venture.

In November 1998, the POSIT partnership granted a license to a joint venture between ITG and Societe Generale to use the POSIT technology for the trading of equities of European issuers. In May 2001, ITG bought out Societe Generale's interest in the partnership. EuroPOSIT currently covers U.K. and European Country equities. A royalty is paid to the POSIT partnership based upon the commissions received for trades of European securities on EuroPOSIT. We receive a share of that royalty after the payment of certain operating and development costs. Revenues to Barra from EuroPOSIT for the years ended March 31, 2001, 2000 and 1999 were $246,000, $1,199,000 and $73,000, respectively.

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED COMPANIES

In March 1997, we purchased 68,037 shares of Series C Convertible Preferred Stock in Quote.Com, Inc. (Quote.Com) for $446,000. In April 1997, we purchased an additional 46,368 shares of the same securities for $304,000. In December 1999, we received 33,903 shares of Lycos, Inc. stock as part of Lycos' acquisition of Quote.Com. In January 2000, we sold all of our shares in Lycos for a pre-tax gain of $1,682,000.

In April 1997, we purchased 272.7 shares of Series A Convertible Preferred Stock of Alacra, Inc. (formerly Data Downlink Corporation (Alacra)) for $1,500,000. During 1999, we purchased 47.29 shares of Series C Convertible Preferred Stock of Alacra for $372,000. At March 31, 1999 we owned approximately 20% of Alacra and accounted for our investment in Alacra using the equity method. In June 1999, Alacra received additional funding which diluted our ownership below 20% and resulted in our change to the cost method of accounting for the remainder of fiscal 2000 and all of fiscal 2001. Our equity in Alacra's losses was $66,000 and $273,000 for the years ended March 31, 2000, and 1999, respectively. In April 2000, we purchased 964,630 shares of Series F Convertible Preferred Stock of Alacra for $3,000,000 which increased our ownership to approximately 16%.

In 2001, we made investments of $98,000 and had equity in losses of $24,000 in various other companies or joint ventures. In 2000, we made investments of $144,000 and had equity in losses of $47,000 in various other companies or joint ventures. In 1999, we made investments of $514,000 and had equity in losses of $140,000 in other investments.

NOTE 9 - RETIREMENT PLANS

We sponsor a tax-qualified employee savings and retirement plan for all eligible U.S. employees. Eligible employees may contribute up to 15% of their earnings, subject to annual limitations. We match qualified employee contributions dollar for dollar up to an annual maximum of $2,000 and employees vest in our match over the first five years of their employment. Contribution expense was $390,000, $827,000 and $802,000 for the years ended March 31, 2001, 2000 and
1999, respectively.

NOTE 10 -STOCK-BASED COMPENSATION PLANS

Stock Option Plans:

1991 and 2000 Equity Plans.

On July 29, 1991, we adopted a Stock Option Plan (1991 Plan) for the granting of stock options to employees (including officers and employee directors) and non-employee directors or consultants. The 1991 Plan was modified in 1994, 1997 and expires in 2001. A replacement plan, the 2000 Equity Participation Plan of Barra, Inc. (2000 Plan) was ratified, adopted, and approved by our stockholders on August, 3, 2000. At the adoption of the 2000 Plan, the Company reserved the following shares of its Common Stock for issuance thereunder: (a) 1,650,000 shares; and (b) all shares that remained reserved for issuance under the 1991 Plan or that later became available for issuance under the 1991 Plan as a result of options granted thereunder expiring or otherwise becoming unexercisable. Under the 2000 Plan incentive stock options (ISOs) may be granted only to employees of the Company but non-qualified stock options (NQSOs), restricted stock, stock appreciation rights (SARs) and other awards (collectively, Awards) may be granted to employees, consultants and non-employee directors of the Company. The Board of Directors, or a committee thereof, determines the vesting period, payment form and exercise date of the Awards granted under the 2000 Plan, provided that no ISO may be exercised later than ten years after its date of grant. For options issued under the 1991 Plan and 2000 Plan through December 31, 2000, the vesting periods have generally been set at 20% per year over five years. For options issued under the 2000 Plan since January 1, 2001, the vesting periods have generally been set at four years at the annual rate of 25% for the first year and thereafter at the monthly rate of 1/36th per month for the next three years.

Directors Stock Option Plan.

On July 31, 1997, the stockholders approved the adoption of the Directors Option Plan (the "Directors Plan") for the granting of stock options to non-employee directors and employee directors. The Plan was amended in 2000 to permit the issuance of up to 375,000 shares of Common stock under the Directors Plan. The Directors Plan provides for automatic grants of NQSOs in accordance with a fixed formula to non-employee directors. In addition, the Directors Plan allows discretionary grants of ISO's to employee directors and NQSOs to all directors. At the time of its adoption, the Directors Plan provided that each eligible director would receive NQSO grants for 7,500 shares and each person who subsequently became a non-employee director would receive a grant of 10,000 shares (the "Initial" grants). In addition, on each anniversary of an Initial grant, the optionee would receive NQSO grants for an additional 2,000 shares (the "Succeeding" grants). The Directors Plan was later amended to increase the options subject to Initial grants to 15,000 shares and the options subject to the Succeeding grants to 4,000 shares. The exercise price for all ISOs, Initial grants and Succeeding grants will not be less than the fair market value of the common stock at the date of grant. NQSOs granted pursuant to Initial grants vest over a period of five years at a rate of 20% per year. NQSOs granted pursuant to Succeeding grants are fully vested at the time of the grant. ISOs will vest over discretionary periods not to exceed five years.

A summary of the status of all our stock option plans as of and during the years ended March 31, 1999, 2000, and 2001 follows:

                                               SHARES SUBJECT TO     WEIGHTED AVERAGE    SHARES AVAILABLE
                                              OUTSTANDING OPTIONS     EXERCISE PRICE     FOR FUTURE GRANTS
                                              -------------------    ----------------    -----------------
Outstanding, Balance at April 1, 1998              4,002,116                 7.57             1,866,495
(including 1,383,027 exercisable at a
weighted average exercise price of
$3.86)
    Granted                                          833,550                14.41              (833,550)
    Canceled                                        (326,588)               11.13               326,588
    Exercised                                       (567,651)                4.93                    --
                                                  -----------------------------------------------------
Outstanding, Balance at March 31,                  3,941,427                 9.15             1,359,533
1999 (including 1,693,578 exercisable
at a weighted average exercise price
of $4.33)
    Granted                                        1,180,500                18.75            (1,180,500)
    Canceled                                        (357,293)               11.77               357,293
    Exercised                                       (633,149)                5.50                    --
                                                  -----------------------------------------------------
Outstanding, Balance at March 31, 2000             4,131,485                12.21               536,326
(including 1,832,480 exercisable at a
weighted average exercise price of
$5.61)
   Additional shares authorized                                                               1,650,000
    Granted                                        1,032,750                41.30            (1,032,750)
    Canceled                                        (240,090)               16.61               240,090
    Exercised                                       (933,428)                7.75                    --
                                                  -----------------------------------------------------
Outstanding, Balance at March 31, 2001             3,990,717                20.51             1,393,666
Weighted average fair value of
options granted during 2001                                              $  26.36

Additional information regarding options outstanding as of March 31, 2001 is as follows:

                                        Stock Options Outstanding                         Options Exercisable
                            ----------------------------------------------------------------------------------------
                                            Weighted Average
                                                Remaining                                                Weighted
 Range of Exercise             Number          Contractual      Weighted Average       Number            Average
      Prices                Outstanding         Life (yrs)       Exercise Price      Exercisable      Exercise Price
--------------------------------------------------------------------------------------------------------------------
 $  2.67 to $9.06              822,949                3.7          $    4.66            804,949          $    4.56
 $ 11.11 to $14.25             913,068                7.3              13.59            342,445              13.18
 $ 14.36 to $20.00             819,200                7.5              17.67            271,536              17.21
 $ 21.375 to 42.50             719,000                9.0              26.20            106,500              22.73
 $ 45.06 and over              716,500                9.8              45.07                 --                 --
                             ---------                             -----------------------------------------------
                             3,990,717                7.4          $   20.51          1,525,430          $   10.01
                             =========                             ===============================================

Employee Stock Purchase Plan.

Under the 1996 Employee Stock Purchase Plan, (the "Purchase Plan"), we are authorized to issue up to 1,687,500 shares of common stock to our employees. Under the terms of the Purchase Plan, employees can choose to have up to 15% of their annual base earnings withheld, subject to an annual limitation, to purchase Barra common stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or end of each three-month offer period, subject to an annual limitation. Under the Purchase Plan, we issued 40,222, 67,905 and 65,788 shares in 2001, 2000 and 1999. The weighted average purchase price of shares issued in 2001, 2000 and 1999 was $28.14, 12.60 and 12.78, respectively. The weighted-average fair value of shares issued in 2001, 2000 and 1999 was $39.35, $17.39 and $15.05, respectively. At March 31,
2001 there were 1,434,788 shares of common stock reserved for future issuance under the Purchase Plan.

Additional Stock-Based Award Information.

As discussed in Note 2, we continue to account for our stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share had we adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: weighted average expected life, 72 months for all years presented; stock volatility, 66% in 2001, 50% in 2000 and 60% in 1999; risk free interest rates, 5.5% in 2001, 6.2% in 2000 and 5.00% in 1999; and no dividends during the expected term for all years. If the computed fair values of the 2001, 2000 and 1999 awards under the Plan had been amortized to expense over the vesting period of the awards, pro forma net income would have been $41,102,000 ($1.96 per basic share and $1.83 per diluted share) in 2001, $21,083,000 ($1.00 per basic share and $.96 per diluted share) in 2000 and $11,546,000 ($.55 per basic share and $.53 per diluted share) in 1999. The effects of applying SFAS No. 123 on pro forma disclosures of net income and net income per share for 2001, 2000 and 1999 are not likely to be representative of the pro forma effects on net income and net income per share in future years.

NOTE 11 -- SEGMENT INFORMATION

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

Years ended March 31, 2001 and 2000 - Effective in the September 1999 quarter, Barra was reorganized into two business units, Barra Core and Barra Ventures. Segment financial information for the year ended March 31, 2000 is presented as if the reorganization had taken place at the beginning of the fiscal year. The Core Business unit is one segment and the Ventures unit has three segments:
Symphony, POSIT and Other Ventures.

Barra's business segments are organized on the basis of differences in their related products and services. The Core Business is the portfolio and enterprise risk management segment and consists of developing, marketing and supporting portfolio and enterprise risk software. The Barra Ventures Businesses consists of investments, joint ventures or significant licensing arrangements that leverage the ideas and intellectual property of the Core Business. The POSIT joint venture licenses institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment. The Symphony venture is a jointly owned subsidiary that provides asset management services. Other Ventures include Global Estimates, Bond Express, Barra RogersCasey and Strategic Consulting.

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

Year ended March 31, 1999 -- In prior years, the business was organized and reported on differently. Subscription and consulting revenue included the portfolio and enterprise risk business along with the Global Estimates, Bond Express, Barra RogersCasey and Strategic Consulting businesses. Electronic trading was the POSIT business and substantially all of the asset management business was Symphony Asset Management. Also in prior years, there was no allocation of research and development, general and administrative expenses, amortization of intangibles, interest and other income or non-recurring acquisition charges and write-offs to the segments.

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

The following tables present information about reported segments for the years ended March 31, 2001, 2000 and 1999, respectively (amounts in thousands):

Year ended March 31, 2001:

                                  ----------   --------------------------------------------------------
                                  Barra Core                         Barra Ventures
                                  ----------   --------------------------------------------------------
                                                                Symphony
                                                   POSIT         Asset                         Total
                                     Core      Joint Venture   Management        Other        Ventures     Consolidated
                                  ----------   -------------   ----------      ---------      ---------    ------------
Revenues:
Portfolio and Enterprise          $ 111,260                                                                  $ 111,260
Risk Management
Symphony Asset Mgmt                                                61,835                        61,835         61,835
POSIT                                               21,070                                       21,070         21,070
Other Ventures                                                                    30,253         30,253         30,253
                                  ---------      ---------      ---------      ---------      ---------      ---------
Total Segment revenues              111,260         21,070         61,835         30,253        113,158        224,418
                                  ---------      ---------      ---------      ---------      ---------      ---------
Compensation and Benefits           (53,944)        (1,462)       (18,983)       (21,079)       (41,524)       (95,468)
Other Segment expenses              (28,569)          (740)        (5,696)        (8,920)       (15,356)       (43,925)
Interest income and other             3,193                         1,190                         1,190          4,383
Equity in joint venture gains
   (losses) and minority
   interest                                            183        (18,816)           (24)       (18,657)       (18,657)
Loss on sale of Estimates
Business                                                                          (1,064)        (1,064)        (1,064)
                                  ---------      ---------      ---------      ---------      ---------      ---------
Total Segment expenses              (79,320)        (2,019)       (42,305)       (31,087)       (75,411)      (154,731)
                                  ---------      ---------      ---------      ---------      ---------      ---------
Segment income                    $  31,940      $  19,051      $  19,530           (834)     $  37,747      $  69,687
                                  =========      =========      =========      =========      =========      =========
  Depreciation and
     amortization                 $   6,005      $      75      $     265      $   1,819      $   2,159      $   8,164

Year ended March 31, 2000:

                                  ----------     ------------------------------------------------------
                                  Barra Core                        Barra Ventures
                                  ----------     ------------------------------------------------------
                                                   POSIT        Symphony
                                                   Joint          Asset                        Total
                                    Core          Venture       Management       Other        Ventures     Consolidated
                                  ----------     ---------      ----------     ---------      ---------    ------------
Revenues:
Portfolio and Enterprise          $  92,362                                                                  $  92,362
Risk Management
Symphony Asset Mgmt                                                46,901                        46,901         46,901
POSIT                                               19,064                                       19,064         19,064
Other Ventures                                                                    28,222         28,222         28,222
                                  ------------------------------------------------------------------------------------
Total Segment revenues               92,362         19,064         46,901         28,222         94,187        186,549
                                  ------------------------------------------------------------------------------------
Compensation and Benefits           (55,995)        (1,175)       (10,471)       (20,184)       (31,830)       (87,825)
Other Segment expenses              (27,159)          (320)        (4,871)        (8,478)       (13,669)       (40,828)
Interest income and other             1,434                           864          1,682          2,546          3,980
Equity in joint venture gains
   (losses) and minority
   interest                                            109        (15,824)          (222)       (15,937)       (15,937)
Restructuring charges                (9,024)                                                                    (9,024)
                                  ------------------------------------------------------------------------------------
Total Segment expenses              (90,744)        (1,386)       (30,302)       (27,202)       (58,890)      (149,634)
                                  ------------------------------------------------------------------------------------
Segment income                    $   1,618      $  17,678      $  16,599          1,020      $  35,297      $  36,915
                                  ====================================================================================
  Depreciation and
     amortization                 $   5,775      $     150      $     302      $   1,950      $   2,402      $   8,177

Year ended March 31, 1999:

                                     -----------------------------------------------------------------------
                                     Subscription
                                         and         Electronic       Asset                     Consolidated
                                      Consulting      Trading       Management       Other          Total
                                     -----------------------------------------------------------------------
Revenues                              $ 114,661      $  16,235      $  27,163                     $ 158,059
Segment expenses                        (71,950)        (1,451)       (11,591)                      (84,992)
Minority interest                                                      (8,073)                       (8,073)
                                     -----------------------------------------------------------------------
Segment income                           42,711         14,784          7,499                        64,994
                                     -----------------------------------------------------------------------
Research and development                                                           ($ 21,854)       (21,854)
General and administrative                                                           (13,753)       (13,753)
Non-recurring acquisition charges
   and write-off of goodwill and
   capitalized software                                                               (3,990)        (3,990)
Amortization of intangibles                                                           (2,395)        (2,395)
Interest and other                                                                     1,460          1,460
Equity in JV gains (losses)                                                             (582)          (582)
                                     -----------------------------------------------------------------------
Income (loss) before income taxes     $  42,711      $  14,784      $   7,499      $ (41,114)        23,880
                                      =====================================================================
  Depreciation and amortization       $   3,241      $     100      $     254      $   1,500      $   5,095

Revenues are distributed to geographic areas based on the country in which the Barra sales office is located. For all years presented, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

The following table presents a summary of revenue and long-lived assets by geographic region as of and for the years ended March 31, 2001, 2000 and 1999 (in thousands):


                              2001                          2000                          1999
                     ------------------------------------------------------------------------------------
                                   Long Lived                    Long Lived                    Long Lived
                     Revenues        Assets        Revenues        Assets        Revenues        Assets
                     ------------------------------------------------------------------------------------
North America:
United States        $159,247       $ 30,455       $131,119       $ 29,992       $105,719       $ 27,306
Other                   3,833             47          3,114             74          3,190            172
                     ------------------------------------------------------------------------------------
Total North
America               163,080         30,502        134,233         30,066        108,909         27,478
                     ------------------------------------------------------------------------------------

Europe:
United Kingdom         28,381          1,692         21,288         15,958         19,861         16,701
Germany                 7,092             62          4,851             36          4,937             54
Other                   2,614             32          5,800             92          5,620             68
                     ------------------------------------------------------------------------------------
Total Europe           38,087          1,786         31,939         16,086         30,418         16,823
                     ------------------------------------------------------------------------------------

Asia and
Australia:
Japan                  17,810          4,082         14,400          3,833         12,321          3,588
Other                   5,441            162          5,977            147          6,411            171
                     ------------------------------------------------------------------------------------
Total Asia and
Australia              23,251          4,244         20,377          3,980         18,732          3,759
                     ------------------------------------------------------------------------------------

                     ------------------------------------------------------------------------------------
Total                $224,418       $ 36,532       $186,549       $ 50,132       $158,059       $ 48,060
                     ===================================================================================

NOTE 12 - CONTINGENCIES

The Company is subject to various legal proceedings and claims either asserted or unasserted arising in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, it is management's opinion that the results of any such legal matters will not be material to the Company's consolidated financial statements.

NOTE 13 -- RESTRUCTURING CHARGES

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

As of March 31, 2001 all charges related to the restructuring had been paid. Activity in the restructuring accrual for the period from March 31, 2000 to March 31, 2001 is summarized as follows (in thousands):

                               -------------------------------------------------------------
                               Severance and
                                termination      Facilities         Other
                                 benefits          Excess        Restructuring        Total
                               -------------------------------------------------------------
Balance at March 31, 2000        $  2,119         $    210         $    325         $  2,654
Reclassification                       79               --              (79)              --
Cash payments                      (2,198)            (210)            (246)          (2,654)
                               -------------------------------------------------------------
Balance at March 31, 2001              --               --               --               --
                               =============================================================

NOTE 14- SUBSEQUENT EVENT


On June 15, 2001, the Company and Maesetro signed a definitive agreement to sell Symphony LLC to The John Nuveen Company (Nuveen). Barra and Maestro each have a 50 percent ownership interest in Symphony LLC.


Nuveen will initially pay $210 million in cash with additional future payments based on Symphony LLC's business exceeding specific growth and profitability targets over the next five years. Barra will receive approximately $128 million of the initial cash proceeds and up to an additional $12 million in future contingent consideration for its ownership interest in Symphony LLC.

The transaction, expected to be completed within the next 60 days, is subject to regulatory approval, certain consent requirements and other customary closing conditions. Barra's net proceeds on the sale of its interest in Symphony LLC are expected to be taxed at approximately 38 percent. All estimated proceeds stated above do not reflect any adjustment for income taxes, transaction fees or other possible purchase price adjustments based on actual results at the time of closing.

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (IN THOUSANDS - UNAUDITED)

YEAR ENDED MARCH 31, 2001                              4TH QUARTER   3RD QUARTER   2ND QUARTER   1ST QUARTER
Total operating revenues                                $ 51,216      $ 59,711      $ 64,894      $ 48,597
Total operating revenues net of operating expenses      $ 14,903      $ 21,933      $ 28,810      $ 18,315
Net income                                              $ 10,284      $ 11,284      $ 13,484      $ 10,250
Net income per share - diluted                          $   0.45      $   0.50      $   0.60      $   0.47

YEAR ENDED MARCH 31, 2000                              4TH QUARTER   3RD QUARTER   2ND QUARTER   1ST QUARTER
Total operating revenues                                $ 44,531      $ 60,177      $ 43,808      $ 38,033
Total operating revenues net of operating expenses      $  9,539      $ 24,933      $ 12,872      $  1,528
Net income                                              $  6,758      $ 10,342      $  5,952      $    384
Net income per share - diluted                          $   0.31      $   0.47      $   0.27      $   0.02

Income per share calculations for each of the quarters is based on the weighted average common and common equivalent shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year income per share amount. Quarterly financial data for the third fiscal quarter of 2001 includes a loss on the sale of the TED business of $1,064,000 or $.03 per diluted share. Quarterly financial data for the first quarter of 2000 includes restructuring charges of $5,561,000 or $.15 per diluted share. Quarterly financial data for the fourth fiscal quarter of 2000 includes restructuring charges of $3,463,000 or $.10 per diluted share and gain on sale of equity securities of $1,682,000 or $.05 per diluted share.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

The information regarding our directors required by this Item 10 is incorporated by reference to pages 2-5 of the Proxy Statement under the headings "Proposal No. 1 - Election of Directors - Nominees, Business Experience of the Directors, and Board Meetings and Committees."

EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our Executive Officers required by this Item 10 is included at the end of Part I of this Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

The information regarding compliance with Section 16(a) of the Exchange Act required by this Item 10 is incorporated by reference to page 24 of the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to pages 4, 11-12 of the Proxy Statement under the headings "Executive Compensation" and "Report of the Compensation Committee and of the Board of Directors on Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to pages 5-7 of the Proxy Statement under the heading "Principal Stockholders and Share Ownership by Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to pages 10-11 of the Proxy Statement under the heading "Executive Compensation - Compensation Committee Interlocks, Insider Participation and Other Transactions."


OTHER MATTERS


During the quarter ended March 31, 2001, we made certain repurchases of our own Common Stock pursuant to our corporate repurchase plan. Under that plan, during each quarter of 2001 our Board of Directors authorized our officers to repurchase up to 500,000 shares of our Common Stock. A summary of those purchases is set forth below:

                           TYPE OF          NUMBER OF SHARES OF      AGGREGATE PURCHASE
      DATE              TRANSACTION         BARRA COMMON STOCK             PRICE
      ----              -----------         -------------------      ------------------
February 6, 2001        Open Market              2,500                  $  117,180
February 7, 2001        Open Market             25,000                  $1,168,754

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Form 10-K:

        (1)    Financial Statements.

               The following financial statements are included in Item 8 of Part II of this Form 10-K:

                                                                                     Reference Page
               Independent Auditors' Report                                                31
               Consolidated Financial Statements
                  Consolidated Balance Sheets                                              32
                  Consolidated Statements of Income                                        33
                  Consolidated Statements of Cash Flows                                    34
                  Consolidated Statements of Stockholders' Equity                          35
                  Notes to Consolidated Financial Statements                               36

        (2)    Financial Statement Schedules.

               All Financial Statement Schedules are omitted because they are not applicable or required, or because the required information is given elsewhere in Part II, Items 7 and/or 8 of this Form 10-K.

        (3)    Exhibit Index.

               EXHIBIT
               NUMBER                  DESCRIPTION OF EXHIBIT
               ------                  ----------------------
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

               10.22  2000 Equity Participation Plan of Barra, Inc.
                      (incorporated by reference to Exhibit No. 4.1 to our registration statement on Form S-8 filed September 8, 2000
                      (File No. 333-45392)).

               10.23 Acquisition Agreement, dated as of June 15, 2001, by and among Barra, SAMI, Maestro, the owners of Maestro, Symphony LLC and Nuveen (incorporated by reference to Exhibit No. 2.1 to our Form 8-K filed June 18, 2001 (File
                      No. 0-19690)).

               13.1 2001 Annual Report to Shareholders of Barra, Inc., which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Securities Exchange Commission and is not to be deemed
                      "filed."

               21.1 List of Subsidiaries of Barra, Inc. (electronic filing only)

               23.1   Consent of Deloitte & Touche LLP (electronic filing only)

               --------------------

               (1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a).

               THE EXHIBITS LISTED ABOVE ARE FILED AS PART OF, OR ARE INCORPORATED BY REFERENCE INTO, THIS REPORT. COPIES OF THIS REPORT WILL BE FURNISHED WITHOUT CHARGE UPON WRITTEN REQUEST TO ANY STOCKHOLDER. COPIES OF THE EXHIBITS LISTED ABOVE WILL BE FURNISHED UPON WRITTEN REQUEST AT REASONABLE COST TO ANY STOCKHOLDER. SUCH REQUESTS SHOULD BE SENT TO BARRA, INC., 2100 MILVIA STREET, BERKELEY, CA 94704, ATTENTION: MARIA HEKKER, GENERAL COUNSEL.

(b)     Reports on Form 8-K:
        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barra, Inc.


By:               /s/ Gregory V. Stockett
   -----------------------------------------------------
Name:             Gregory V. Stockett
     ---------------------------------------------------
Title:            Chief Financial Officer
      --------------------------------------------------
Date:             June 25, 2001
     ---------------------------------------------------

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Kamal Duggirala and Gregory V. Stockett, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do cause to be done by virtue hereof.

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

Signature                                   Title                                                        Date
---------                                   -----                                                        ----
/s/ A. George Battle                        Director                                                     June 25, 2001
----------------------------------------
A. George Battle

/s/ Kamal Duggirala                         Chief Executive Officer (Principal Executive Officer)        June 25, 2001
----------------------------------------    and Director
Kamal Duggirala

/s/ M. Blair Hull                           Director                                                     June 25, 2001
----------------------------------------
M. Blair Hull

/s/ Gregory V. Stockett                     Chief Financial Officer (Principal Financial and             June 25, 2001
----------------------------------------    Accounting Officer)
Gregory V. Stockett

/s/ Norman J. Laboe                         Director                                                     June 25, 2001
----------------------------------------
Norman J. Laboe

/s/ Clyde Ostler                            Director                                                     June 25, 2001
----------------------------------------
Clyde Ostler

/s/ Andrew Rudd                             Director and Chairman                                        June 25, 2001
----------------------------------------
Andrew Rudd

                                EXHIBIT INDEX


             Exhibit  Description
             -------  ---------------------
               13.1   2001 Annual Report to Shareholders of Barra, Inc., which,
                      except for those portions expressly incorporated herein by reference, is furnished solely for the information of the
                      Securities Exchange Commission and is not to be deemed
                      "filed."

               21.1 List of Subsidiaries of Barra, Inc. (electronic filing only)

               23.1   Consent of Deloitte & Touche LLP (electronic filing only)