Form 10-Q
period 2001-06-30
BARRA INC /CA
filed 2001-08-14
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

The number of shares of the registrant's Common Stock outstanding as of August 9, 2001 was 21,670,849.

Exhibit Index is located on page 23

BARRA, INC.
Report On Form 10-Q For The
Quarter Ended June 30, 2001
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

                                                       June 30,      March 31,
                                                        2001           2001
                                                    -------------  -------------
                                                     (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents........................      $32,952        $61,837
  Investments in marketable equity trading
    securities.....................................       14,693         15,848
  Investments in marketable debt securities
    available-for-sale.............................      110,558         76,523
  Accounts receivable:
    Subscription and other (Less allowance for
     doubtful accounts of $854 and $518)...........       12,451         11,916
    Asset management...............................        6,058         11,175
    Related parties................................        6,541          6,221
  Prepaid expenses.................................        2,549          2,675
                                                    -------------  -------------
    Total current assets...........................      185,802        186,195
                                                    -------------  -------------
Investments in unconsolidated companies............        4,831          4,849
Premises and equipment:
  Computer and office equipment....................       16,238         15,491
  Furniture and fixtures...........................        6,277          6,263
  Leasehold improvements...........................        8,814          8,764
                                                    -------------  -------------
    Total premises and equipment...................       31,329         30,518
Less accumulated depreciation and amortization.....      (17,246)       (16,052)
                                                    -------------  -------------
                                                          14,083         14,466
Deferred tax assets................................        7,978          8,153
Computer software (less accumulated amortization
  of $2,272 and $2,082)............................        1,492          1,615
Other assets.......................................        1,354          1,139
Goodwill and other intangibles (less accumulated
  amortization of $7,174 and $7,174)...............        9,995          9,995
                                                    -------------  -------------
Total..............................................     $225,535       $226,412
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................         $340           $850
  Accrued expenses payable:
    Accrued compensation...........................        7,316         17,018
    Accrued corporate income taxes.................        8,658         11,816
    Other accrued expenses.........................        9,819          8,602
  Unearned revenues................................       33,121         29,682
                                                    -------------  -------------
    Total current liabilities......................       59,254         67,968
                                                    -------------  -------------
Deferred tax liabilities...........................        4,286          2,468
Minority interest in equity of subsidiary..........        1,979          1,249
STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 21,415,827 and 21,370,677
   shares issued and outstanding...................            2              2
  Additional paid-in capital.......................       24,369         29,340
  Retained earnings................................      135,883        125,623
  Accumulated other comprehensive loss.............         (238)          (238)
                                                    -------------  -------------
    Total stockholders' equity.....................      160,016        154,727
                                                    -------------  -------------
Total..............................................     $225,535       $226,412
                                                    =============  =============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except for share and per share amounts)

                                                Three Months Ended
                                                     June 30,
                                           -------------------------
                                               2001         2000
                                           ------------ ------------
                                           (Unaudited)  (Unaudited)
Operating Revenues:
  Portfolio and Enterprise Risk
    Management.................                $29,888      $25,351
  POSIT........................                  6,270        5,818
  Other Ventures...............                  6,309        7,574
                                           ------------ ------------
    Total operating revenues...                 42,467       38,743
                                           ------------ ------------
Operating Expenses:
  Communication, data, and
    seminar costs..............                  2,187        1,549
  Compensation and benefits....                 19,873       18,092
  Occupancy ...................                  1,558        1,639
  Other operating expenses.....                  6,387        5,789
                                           ------------ ------------
    Total operating expenses...                 30,005       27,069
                                           ------------ ------------
Interest Income and Other......                  1,571          477
                                           ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Income Taxes,
  and Discontinued Operations..                 14,033       12,151
Equity in Net Income and Loss
  of Investees.................                     (2)         (25)
                                           ------------ ------------
Income from Continuing
  Operations before Income
  Taxes........................                 14,031       12,126

Income Taxes...................                 (4,858)      (4,171)
                                           ------------ ------------
Income Before Discontinued
  Operations...................                  9,173        7,955
                                           ------------ ------------
Income from Discontinued
  Operations, Net of Taxes.....                  1,087        2,295
                                           ------------ ------------
Net Income                                     $10,260      $10,250
                                           ============ ============
Income Per Share - Continuing
  Operations:
  Basic........................                  $0.43        $0.39
                                           ============ ============
  Diluted......................                  $0.40        $0.36
                                           ============ ============

Income Per Share -
  Discontinued Operations:
  Basic........................                  $0.05        $0.11
                                           ============ ============
  Diluted......................                  $0.05        $0.10
                                           ============ ============

Net Income Per Share -
  Consolidated:
  Basic........................                  $0.48        $0.50
                                           ============ ============
  Diluted......................                  $0.45        $0.47
                                           ============ ============

Weighted Average Common and
  Common Equivalent Shares:
  Basic........................             21,420,511   20,612,895
                                           ============ ============
  Diluted......................             22,862,066   22,013,838
                                           ============ ============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                          Three Months Ended
                                                               June 30,
                                                   ----------------------------
                                                       2001           2000
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................      $10,260        $10,250
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in net income of investees............           18             25
     Minority interest............................        1,678          3,413
     Depreciation and amortization................        1,400          2,106
     (Gains) losses on marketable equity trading
      securities..................................           55           (339)
     (Purchase) sale of marketable equity trading
      securities..................................        1,100           (117)
     Deferred taxes...............................        1,993             46
     Other........................................           (6)           322
Changes in:
     Accounts receivable - subscription and other.         (535)        (1,475)
     Accounts receivable - asset management.......        5,117         (1,760)
     Accounts receivable - related parties........         (320)           912
     Prepaid expenses.............................          126           (654)
     Other assets.................................         (215)          (541)
     Accounts payable, due to related party
      and accrued expenses........................       (8,752)        (6,351)
     Unearned revenues............................        3,439          5,464
                                                   -------------  -------------
Net cash provided by operating activities..              15,358         11,301
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................         (888)          (888)
Investment in marketable debt securities -
 available for sale...............................      (34,035)       (20,005)
Investments in unconsolidated companies...........        --            (3,032)
                                                   -------------  -------------
Net cash used in investing activities                   (34,923)       (23,925)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority shareholders.................         (948)        (1,987)
Proceeds from sale of common stock................        2,153          2,164
Common stock repurchased..........................      (10,525)          (224)
                                                   -------------  -------------
Net cash used in financing activities.............       (9,320)           (47)
                                                   -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (28,885)       (12,671)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       61,837         53,320
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $32,952        $40,649
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense.............................        --             --
     Income taxes.................................       $2,980         $1,914

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Barra, Inc. (the Company, which may be referred to as "Barra", we, us or our) and its wholly-owned subsidiaries. Discontinued operations represents the results of operations from Symphony Asset Management LLC (Symphony) as management entered into a plan to sell this business in June, 2001. (See Note 6.) All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of June 30, 2001 and the results of our operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2001 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (Form 10-K), but does not include all disclosures required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses. A summary of comprehensive income follows (in thousands):

                                          Three Months Ended June 30
                                           -------------------------
                                               2001         2000
                                           ------------ ------------
Net Income ..................                  $10,260      $10,250
Foreign currency translation
  gain ......................                     --             72
                                           ------------ ------------
Comprehensive income ........                  $10,260      $10,322
                                           ============ ============

3. SEGMENT INFORMATION

Our business segments are organized into differing groups of products and services. Our Core Business has one segment: our portfolio and enterprise risk management business. Barra Ventures is composed of investments, joint ventures or significant licensing arrangements that leverage the ideas and intellectual property of our Core Business. Barra Ventures has three segments: POSIT, the Symphony Venture and Other Ventures. The Symphony Venture is presented in the following tables as Discontinued Operations, reflecting the sale of this venture (See Notes 1 and 6). POSIT is a joint venture which licenses institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment. The Symphony Venture is composed of our wholly owned subsidiary (Symphony Asset Management, Inc.) and Symphony, a 50% owned subsidiary. Our Symphony Venture provides asset management services (See Note 6.) Other Ventures includes our subsidiaries Bond Express, Inc. and Barra RogersCasey, Inc. and our strategic consulting division (Strategic Consulting).

Segment income from operations is defined as segment revenues net of segment expenses and equity in joint venture gains and losses for the current year. Segment expenses include costs for sales and client support activities, the cost of delivering the product or service including data and data processing costs, and allocated amounts of depreciation and amortization. Segment expenses also include allocated portions of research and development, general and administrative expenses, amortization of acquired intangibles, and interest income for the current year.

For all years presented, segment expenses exclude income taxes.

There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenues are defined as revenues from external customers and there are no inter-segment revenues or expenses.

Our management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed to make decisions about resources to be allocated to the segments, when assessing their performance. Depreciation and amortization is allocated to segments in order to determine segment profit or loss.

The following tables present information about reported segments for the three month periods ended June 30, 2001 and 2000, respectively (amounts in thousands):

For the three months ended June 30, 2001:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Discontinued                   Total
                                Core      Joint Venture  Operations       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management.................    $29,888                                                               $29,888
POSIT........................                   $6,270                                     6,270         6,270
Other Ventures...............                                               $6,309         6,309         6,309
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  29,888         6,270        -              6,309        12,579        42,467

Compensation and benefits...     (14,237)         (525)                     (5,111)       (5,636)      (19,873)
Other segment expenses......      (8,166)         (251)                     (1,715)       (1,966)      (10,132)
Interest income and other...       1,557                                        14            14         1,571
Equity in joint venture gains
  (losses)..................                        16                         (18)           (2)           (2)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (20,846)         (760)       -             (6,830)       (7,590)      (28,436)
                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income (loss) -
  continuing operations           $9,042        $5,510                       ($521)       $4,989       $14,031
                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income -
  discontinued operations                                     $1,753                      $1,753        $1,753
                            ------------- ------------- ------------- ------------- ------------- -------------
Depreciation and
  amortization                    $1,085           $26           $72          $217          $315        $1,400

For the three months ended June 30, 2000:

                            ------------- -------------------------------------------------------
                             BARRA CORE                           BARRA VENTURES
                            ------------- ------------------------------------------------------- -------------
                                              POSIT     Discontinued                   Total
                                Core      Joint Venture  Operations       Other       Ventures        Total
                            ------------- ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $25,351                                                               $25,351
POSIT........................                   $5,818                                     5,818         5,818
Other Ventures...............                                               $7,574         7,574         7,574
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total revenues                  25,351         5,818        -              7,574        13,392        38,743

Compensation and benefits...     (12,812)         (265)                     (5,015)       (5,280)      (18,092)
Other segment expenses......      (6,611)         (151)                     (2,215)       (2,366)       (8,977)
Interest income and other...         477                                                                   477
Equity in joint venture gains
  (losses)..................                        13                         (38)          (25)          (25)
                            ------------- ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (18,946)         (403)       -             (7,268)       (7,671)      (26,617)
                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income - continuing
  operations                      $6,405        $5,415                        $306        $5,721       $12,126
                            ------------- ------------- ------------- ------------- ------------- -------------
Segment income -
  discontinued operations                                     $3,634                      $3,634        $3,634
                            ------------- ------------- ------------- ------------- ------------- -------------
Depreciation and
  amortization                    $1,400           $40           $65          $601          $706        $2,106

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

5. NEW ACCOUNTING STANDARDS

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The statement also requires a company to recognize changes in the derivative's fair value currently in earnings unless it meets specific hedge accounting criteria. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the income statement when the hedged item affects earnings. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS 142 for its fiscal year beginning April 1, 2001. The adoption of SFAS 142 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

6. SUBSEQUENT EVENT - SALE OF SYMPHONY ASSET MANAGEMENT

On July 16, 2001, Barra completed the sale of its 50 percent ownership interest in Symphony to The John Nuveen Company. Barra will receive approximately $128 million in initial cash proceeds and up to an additional $12 million in future contingent consideration for its ownership interest. An after tax gain of approximately $80 million is expected to be recorded from the sale in the second quarter of fiscal 2002. The operating results of Symphony have been classified as discontinued in the accompanying condensed consolidated statements of income and prior periods have been reclassified on this basis. Net revenues from the discontinued operations are as follows:

                              Three Months Ended
                                   June 30,
                             -------------------
                               2001      2000
                             --------- ---------
Net revenues................   $7,327    $9,854
                             --------- ---------
Pre-tax income from
  discontinued operations...    1,753     3,634
                             --------- ---------
Income taxes................     (666)   (1,339)
                             --------- ---------
Income from discontinued
  operations.................  $1,087    $2,295
                             --------- ---------

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

Foreign Currency

As an international corporation, we generate revenue from clients throughout the world, maintain sales and representative offices worldwide and hold certain deposits and accounts in foreign currencies. Our revenue is generated from both United States and non-U.S. currencies. Our subscriptions in the United Kingdom and the European Community are priced in British pounds sterling (pounds) and euros, respectively. Additionally, our consolidated subsidiary, Barra Japan Co., Ltd. (f/k/a Barra International (Japan), Ltd. (Barra Japan)), generates revenues, has expenses and has assets and liabilities in Japanese yen (yen). All other international clients are billed in U.S. dollars. The functional and reporting currency to all non-U.S. operations is the U.S. dollar. Accordingly, gains and losses on translation of current assets and liabilities denominated in foreign currencies to the U.S. reporting currency are included in other operating expenses.

The following table presents a summary of revenue by geographic region for the three months ended June 30, 2001 and 2000 (in thousands). Revenues are distributed to geographic areas based on the country in which the Barra sales office is located:

                                         2001                          2000
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
North America:
United States............       $26,052             61%       $24,052             62%
Other....................           911              2            944              2
                          -------------- -------------- -------------- --------------
Total North America......        26,963             63         24,996             64
                          ============== ============== ============== ==============

Europe:
United Kingdom...........         7,218             17          6,412             17
Germany..................         1,900              5          1,617              4
Other....................           311              1            267              1
                          -------------- -------------- -------------- --------------
Total Europe.............         9,429             23          8,296             22
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         4,709             11          4,046             10
Other....................         1,366              3          1,405              4
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         6,075             14          5,451             14
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $42,467            100%       $38,743            100%
                          ============== ============== ============== ==============

All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. Our management has implemented a hedging program designed to partially mitigate our exposure to foreign currency fluctuations through the use of forward commitments to sell certain foreign currencies. This hedging program is specifically designed to hedge our net assets denominated in pounds, euros and yen.

For the three month period ended June 30, 2001, when compared to the same period a year ago, the U.S. dollar strengthened against the pound, euro, and yen. This had the net effect of decreasing net revenues and net income by approximately $1,116,000 and $715,000, respectively, compared to exchange rates in effect for the three month period ended June 30, 2000.

Under current operating arrangements in the countries in which we do business (other than Brazil), there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company. In Brazil, our local subsidiary is required to register exchange agreements with the Brazilian Central Bank.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, marketable equity securities held for trading and marketable debt securities available for sale totaled $158.2 million at June 30, 2001. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $5 million, of which no amounts have been, or are presently anticipated to be, drawn down on that line of credit.

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

PRINCIPAL FINANCIAL COMMITMENTS

Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities. Our Board of Directors has also authorized the repurchase of up to 750,000 shares of our common stock.

RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income for the three month periods ended June 30, 2001 and June 30, 2000.

Net Income. Net income for the three month period ended June 30, 2001 was $10,260,000 or $0.45 per share (diluted) compared to net income of $10,250,000 or $0.47 per share (diluted) for the same quarter a year ago.

Operating Revenues. Total operating revenues for the three month period ended June 30, 2001 increased $3,724,000 or 10% compared to the same period a year ago.

Portfolio and Enterprise Risk Management. Portfolio and Enterprise Risk Management fees consist of annual subscription fees and other related revenues for our Core Business portfolio risk management and enterprise risk management systems. A summary of the components of this revenue is as follows (amounts in thousands):

                                Three Months Ended
                                     June 30,
                             ----------------------------
                               2001      2000    %Change
                             --------- --------- --------
Core product subscriptions..  $28,218   $23,966       18
Implementation fees.........      693       810      (14)
Other Core product related..      977       575       70
                             --------- --------- --------
TOTAL....................     $29,888   $25,351       18
                             ========= ========= ========

Core Product Subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related updates. We generally bill and collect fees on an annual basis, but recognize the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients and increasing revenues from existing customers through the introduction of new products, features, users and other services. Subscription revenues excluding the negative impact of changes in foreign currency translation rates increased 21% compared to the same quarter last year.

Implementation Fees are revenues related to implementation services in connection with enterprise risk management system installations. Implementation fees are recorded as earned, generally on a time and materials basis. The timing of the recording of enterprise risk management implementation fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from quarter to quarter. The decrease in implementation fees reflects both the completion of one major project in the previous quarter as well as general weakness in the demand for such services amidst spending constraints at some of our larger client installations. We expect implementation service fee revenue to continue to show decreases year over year for at least the next two fiscal quarters.

Other Core Product Related revenues include seminar revenues and other recurring and one-time fees. The increase in revenue in the current quarter as compared to the same quarter a year ago is due primarily to increased revenues from seminars stemming from more events being held in the current quarter as compared to the same quarter a year ago.

POSIT. POSIT revenues increased $452,000 or 8% compared to the same quarter a year ago. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems.

Other Ventures. As a group, in the current quarter Other Ventures revenues decreased $1,265,000, or 17%. The decrease principally reflects the effect of having no revenue related to the Global Estimates business in the current quarter. We sold our Global Estimates business in December 2001. Excluding Global Estimates, revenues for Other Ventures for the quarter ended June 30, 2000 were $6,287,000, relatively unchanged from the current quarter.

Operating Expenses. For the quarter ended June 30, 2001 compared to the same quarter a year ago, total operating expenses, increased $2,936,000 or 11%.

Communication, data and seminar costs consists of computer access and communication charges, software and data costs, computer leasing and seminar expenses. This component of expense increased $638,000 or 41% compared to the same quarter a year ago. The increase is due primarily to increased seminar and workshop costs, reflecting additional events being held in the current quarter as compared to the same period a year ago, along with increased purchased data costs.

Compensation and Benefits increased $1,781,000 or 9% compared to the same quarter a year ago. The increases from the same quarter a year ago are primarily the result of higher wage and incentive compensation associated with increased headcount from a year ago and the effect of our annual wage raises which are effective each July.

Occupancy Expense decreased $81,000 or 5% compared to the same quarter a year ago. This decrease is the result of additional sublease income from leasing more of our excess facilities, as well as the effect of the closure of several offices in the past year. This decrease was partially offset by higher rental costs at our Japan facilities associated with new and expanded office space in Tokyo.

Other Operating Expenses increased $598,000 or 10% compared to the same quarter a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data and other expenses related to asset management operations, marketing, advertising, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. Other operating expenses increased from the same period a year ago primarily as a result of increases in marketing and related advertising expenses associated with our branding campaign.

Interest Income and Other - Interest Income and Other increased $1,094,000 or 229% compared to the same quarter a year ago. The increase is due primarily to increased interest income earned on cash balances arising from significantly higher cash balances.

Equity in Net Income (Loss) of Investees represents net gains and (losses) from our equity investments in Risk Reporting Limited and Australian POSIT. The decrease reflects a lower loss related to the Risk Reporting Limited investment.

Discontinued Operations represent the results of operations from Symphony. Income from discontinued operations decreased $1,208,000 or 52% compared to the same quarter a year ago. This decrease is primarily the result of decreased revenues from Symphony in the current quarter as compared to the same quarter last year. Performance fees included in discontinued operations were $1,429,000 for the three months ended June 30, 2001 compared to $3,441,000 for the same period a year ago. Performance fees are recognized only at the measurement date for determining performance of an account. The measurement date typically is at the end of the first year of a client's contract and on each subsequent annual anniversary date for the years after the first year. Performance fees in both quarters represent fees on approximately 10% of the accounts.

As of June 30, 2001, Symphony had approximately $4.1 billion of assets under direct management. Of these funds, approximately $3.3 billion are managed under agreements that provide for performance fees in addition to a base management fee. These amounts include approximately $950 million of leverage associated with performance fee accounts in addition to the capital invested by Symphony clients.

On July 16, 2001, Barra completed the sale of its 50 percent ownership interest in Symphony to The John Nuveen Company. (See Note 6 to the Condensed Consolidated Financial Statements.)

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

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K filings with the SEC. Our Form 10-K filing for the 2001 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of that filing under the heading "Risk Factors" and in our recent earnings press release for the quarter ended June 30, 2001. We incorporate that section of that Form 10-K in this filing and investors should refer to it. Those are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed in our Form 10-K or elsewhere in this Form 10-Q could also adversely affect us or our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $32.9 million at June 30, 2001 with an average interest rate of 3.8%. At June 30, 2001, the portfolio also had approximately $110.6 million of short-term, high credit quality municipal and corporate debt securities with an average taxable equivalent interest rate of 4.4%. The short-term money market funds and the municipal and corporate debt securities are not insured and, because of the short-term nature of the investments, are subject to credit risk, but are not likely to fluctuate significantly in market value.

From time to time, we provide the initial invested funds for the startup of new investment products offered by Symphony and the BARRA RogersCasey Asset Services Group. In these cases, the primary considerations are related to supporting a new business rather than making investments that fall under the guidelines of our investment policy.

Our investments in primarily market-neutral programs, which amounted to approximately $14.7 million at June 30, 2001, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

We have a hedging program in place which is designed to reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At June 30, 2001, we had one contract to sell 500 million yen at 124.55, maturing on August 3, 2001, with an unrealized gain of $5,000. Also at June 30, 2001, we had one contract to sell 5 million euro at 0.8450, maturing on August 3, 2001, with an unrealized loss of $26,500. Additionally, at June 30, 2001, we had one contract to sell 5 million pounds at 1.4015, maturing on August3, 2001, with an unrealized loss of $61,500. We enter into forward currency contracts only with approved counterparties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The capitalization of BARRA Japan includes approximately $2.0 million invested in a yen-denominated mutual fund.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

All information that is required by this item was reported under the heading "Legal Proceedings" in our Form 10-K for the fiscal year ended March 31, 2001. There have been no other material developments in our legal proceedings since the date of our Form 10-K.

ITEM 5. OTHER INFORMATION.

On May 10, 2001, our Board of Directors authorized amendments to our Bylaws: (a) effective as of August 9, 2001, to change the number of directors from seven (7) to six (6), and (b) effective as of May 10, 2001, to permit the Board of Directors to determine the time, date and place for the Annual Meeting of Shareholders.

On that date, our Board of Directors also authorized the Company to repurchase up to 750,000 shares our Common Stock pursuant to our stock repurchase plan. On June 22, 2001, we repurchased 175,000 shares of our Common Stock for an aggregate price of $7,705,792.50.

All other information that is required by this item was reported under the heading "Other Information" in our 2001 Form 10-K for the fiscal year ended March 31, 2001. There has been no other material information to report since the date of our Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are required by Item 601 of the Regulation S-K:

Exhibit Number	Description
3.2.2	Amended and Restated Bylaws of Company, effective May 10, 2001

(b) Reports on Form 8-K:

On June 18, 2001, Barra filed a Current Report on Form 8-K. The Form 8-K contained our press release announcing the signing a definitive agreement, along with the principals of Symphony Asset Management LLC, to sell Symphony to The John Nuveen Company. The Form 8-K also contained a copy of the Acquisition Agreement between the parties.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRA, Inc.

(Registrant)

Dated: August 14, 2001

By:	/s/ Kamal Duggirala

Kamal Duggirala
President and Chief Executive Officer

Dated: August 14, 2001

By:	/s/ Greg V. Stockett

Greg V. Stockett
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.2.2	Amended and Restated Bylaws fo Company, effective May 10, 2001