Form 10-Q
period 2001-09-30
BARRA INC /CA
filed 2001-11-14
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

The number of shares of the registrant's Common Stock outstanding as of November 2, 2001 was 21,743,181.

Exhibit Index is located on page 27

BARRA, INC.
Report On Form 10-Q For The
Quarter Ended September 30, 2001
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

                                                     September 30,   March 31,
                                                        2001           2001
                                                    -------------  -------------
                                                     (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents........................      $18,521        $61,837
  Investments in marketable equity trading
    securities.....................................       13,969         15,848
  Investments in marketable debt securities
    available-for-sale.............................      239,360         76,523
  Accounts receivable:
    Subscription and other (Less allowance for
     doubtful accounts of $1,437 and $518)..........      10,225         11,916
    Asset management...............................         --           11,175
    Related parties................................        9,647          6,221
  Prepaid expenses.................................        2,367          2,675
                                                    -------------  -------------
    Total current assets...........................      294,089        186,195
                                                    -------------  -------------
Investments in unconsolidated companies............        9,271          4,849
Premises and equipment:
  Computer and office equipment....................       15,552         15,491
  Furniture and fixtures...........................        5,789          6,263
  Leasehold improvements...........................        7,413          8,764
                                                    -------------  -------------
    Total premises and equipment...................       28,754         30,518
Less accumulated depreciation and amortization.....      (16,319)       (16,052)
                                                    -------------  -------------
                                                          12,435         14,466
Deferred tax assets................................        5,991          8,153
Computer software (less accumulated amortization
  of $2,398 and $2,082)............................        1,340          1,615
Other assets.......................................        1,334          1,139
Goodwill and other intangibles (less accumulated
  amortization of $5,734 and $7,174)...............        7,642          9,995
                                                    -------------  -------------
Total..............................................     $332,102       $226,412
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................       $5,318           $850
  Accrued expenses payable:
    Accrued compensation...........................        9,726         17,018
    Accrued corporate income taxes.................       52,970         11,816
    Other accrued expenses.........................        9,772          8,602
  Unearned revenues................................       30,098         29,682
                                                    -------------  -------------
    Total current liabilities......................      107,884         67,968
                                                    -------------  -------------
Deferred tax liabilities...........................        5,420          2,468
Minority interest in equity of subsidiary..........         --            1,249
STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 20,924,839 and 21,370,677
   shares issued and outstanding...................            2              2
  Additional paid-in capital.......................       36,363         29,340
  Retained earnings................................      181,270        125,623
  Accumulated other comprehensive income (loss)....        1,163           (238)
                                                    -------------  -------------
    Total stockholders' equity.....................      218,798        154,727
                                                    -------------  -------------
Total..............................................     $332,102       $226,412
                                                    =============  =============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except for share and per share amounts)

                                               Three Months Ended        Six Months Ended
                                                  September 30,             September 30,
                                           ------------------------- -------------------------
                                               2001         2000         2001         2000
                                           ------------ ------------ ------------ ------------
                                           (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues:
  Portfolio and Enterprise Risk
    Management.................                $29,819      $27,387      $59,707      $52,738
  POSIT........................                  5,802        4,965       12,072       10,783
  Other Ventures...............                  5,649        8,061       11,958       15,635
                                           ------------ ------------ ------------ ------------
    Total operating revenues...                 41,270       40,413       83,737       79,156
                                           ------------ ------------ ------------ ------------
Operating Expenses:
  Communication, data, and
    seminar costs..............                  1,429        2,070        3,616        3,619
  Compensation and benefits....                 20,055       18,999       39,928       37,091
  Occupancy....................                  1,704        1,727        3,262        3,366
  Other operating expenses.....                  5,251        5,953       11,638       11,742
                                           ------------ ------------ ------------ ------------
    Total operating expenses...                 28,439       28,749       58,444       55,818
                                           ------------ ------------ ------------ ------------
Interest Income and Other......                  2,558          553        4,129        1,030
                                           ------------ ------------ ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Income Taxes
  and Discontinued Operations..                 15,389       12,217       29,422       24,368

Equity in Income and Loss
  of Investees.................                     17           (4)          15          (29)
                                           ------------ ------------ ------------ ------------
Income from Continuing
  Operations before Income
  Taxes........................                 15,406       12,213       29,437       24,339

Income Taxes...................                 (5,392)      (4,201)     (10,249)      (8,372)
                                           ------------ ------------ ------------ ------------
Income Before Discontinued
  Operations...................                 10,014        8,012      $19,188      $15,967
                                           ------------ ------------ ------------ ------------
Income from Discontinued
  Operations, Net of Income
  Taxes........................                     11        5,472        1,097        7,767
Gain on Sale of Discontinued
  Operations, Net of $44,833
  in Income Taxes..............                 72,225          --        72,225          --
                                           ------------ ------------ ------------ ------------
Net Income                                     $82,250      $13,484      $92,510      $23,734
                                           ============ ============ ============ ============
Income Per Share - Continuing
  Operations:
  Basic........................                  $0.47        $0.38        $0.90        $0.77
                                           ============ ============ ============ ============
  Diluted......................                  $0.44        $0.36        $0.84        $0.72
                                           ============ ============ ============ ============

Income Per Share -
  Discontinued Operations:
  Basic........................                  $0.00        $0.26        $0.05        $0.37
                                           ============ ============ ============ ============
  Diluted......................                  $0.00        $0.24        $0.05        $0.35
                                           ============ ============ ============ ============

Gain Per Share on Sale of
  Discontinued Operations:
  Basic........................                  $3.38        $0.00        $3.37        $0.00
                                           ============ ============ ============ ============
  Diluted......................                  $3.18        $0.00        $3.17        $0.00
                                           ============ ============ ============ ============

Net Income Per Share
  Consolidated:
  Basic........................                  $3.84        $0.65        $4.32        $1.15
                                           ============ ============ ============ ============
  Diluted......................                  $3.62        $0.60        $4.06        $1.07
                                           ============ ============ ============ ============

Weighted Average Common and
  Common Equivalent Shares:
  Basic........................             21,398,766   20,842,481   21,409,583   20,720,432
                                           ============ ============ ============ ============
  Diluted......................             22,697,148   22,441,691   22,779,256   22,244,526
                                           ============ ============ ============ ============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                             Six Months Ended
                                                               September 30,
                                                   ----------------------------
                                                       2001           2000
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................      $92,510        $23,734
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in net income of investees............           36             29
     Depreciation and amortization................        2,613          4,117
     (Gains) losses on marketable equity trading
      securities..................................          (56)          (279)
     (Purchase) sale of marketable equity trading
      securities..................................        2,049           (673)
     Gain on sale of Symphony.....................     (117,058)         --
     Deferred taxes...............................        5,114            499
     Other........................................          (20)          (460)
Changes in:
     Accounts receivable - subscription and other.        1,691          6,200
     Accounts receivable - related parties........       15,230          7,153
     Prepaid expenses.............................          (84)          (989)
     Other assets.................................         (196)          (308)
     Accrued Income Taxes.........................       44,270          6,649
     Accounts payable, due to related party
      and accrued expenses........................       (6,491)        (4,257)
     Unearned revenues............................          530          2,850
                                                   -------------  -------------
Net cash provided by continuing operations........       40,138         44,265
                                                   -------------  -------------

Net cash provided (used) by discontinued operations       4,344         (3,369)
                                                   -------------  -------------
Net cash provided by operating activities.........       44,482         40,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment...............       (1,676)        (1,289)
Investment in marketable debt securities -
 available for sale...............................     (161,436)       (19,815)
Sale of Assets....................................      125,734            683
Investments in unconsolidated companies...........         (768)        (3,014)
                                                   -------------  -------------
Net cash used in investing activities                   (38,146)       (23,435)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock................        4,056          4,378
Common stock repurchased..........................      (38,039)        (2,875)
                                                   -------------  -------------
Net cash provided (used) in financing activities..      (33,983)         1,503
                                                   -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (27,647)        18,964
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       46,168         31,478
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $18,521        $50,442
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes.................................       $6,319         $5,703

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Barra, Inc. (the Company, which may be referred to as "Barra", we, us or our) and its wholly-owned subsidiaries. Discontinued operations represents the results of operations from Symphony Asset Management LLC (Symphony) which was sold in July 2001. (See Note 6.) All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of September 30, 2001 and the results of our operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2001 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (Form 10-K), but does not include all disclosures required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses. A summary of comprehensive income follows (in thousands):

                                          Three Months Ended September 30,
                                           -------------------------
                                               2001         2000
                                           ------------ ------------
Net Income ..................                  $82,250      $13,484
Unrealized gain on
  investments in marketable
  debt securities available
  for sale...................                    1,401         --
Foreign currency translation
  loss ......................                     --           (562)
                                           ------------ ------------
Comprehensive income ........                  $83,651      $12,922
                                           ============ ============

                                          Six Months Ended September 30,
                                           -------------------------
                                               2001         2000
                                           ------------ ------------
Net Income ..................                  $92,510      $23,734
Unrealized gain on
  investments in marketable
  debt securities available
  for sale...................                    1,401         --
Foreign currency translation
  loss ......................                     --           (490)
                                           ------------ ------------
Comprehensive income ........                  $93,911      $23,244
                                           ============ ============

3. SEGMENT INFORMATION

Our business segments are organized into different groups of products and services. Our Core Business has one segment: our portfolio and enterprise risk management business. Barra Ventures is composed of investments, joint ventures or significant licensing arrangements that leverage the ideas and intellectual property of our Core Business. Barra Ventures has two segments: POSIT and Other Ventures. POSIT is a joint venture which licenses institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment. Other Ventures includes our subsidiary Barra RogersCasey, Inc. and our strategic consulting division (Strategic Consulting).

Segment income from operations is defined as segment revenues net of segment expenses and equity in joint venture gains and losses for the current year. Segment expenses include costs for sales and client support activities, the cost of delivering the product or service including data and data processing costs, and allocated amounts of depreciation and amortization. Segment expenses also include allocated portions of research and development, general and administrative expenses, amortization of acquired intangibles and interest income for the current year. Due to the adoption of SFAS No. 142, amortization of acquired intangibles ceased being recorded effective April 1, 2001. (See Note 5.)

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

The following tables present information about reported segments for the three and six month periods ended September 30, 2001 and 2000, respectively (amounts in thousands):

For the three months ended September 30, 2001:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $29,819                                                 $29,819
POSIT........................                   $5,802                       5,802         5,802
Other Ventures...............                                 $5,649         5,649         5,649
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  29,819         5,802         5,649        11,451        41,270

Compensation and benefits...     (14,753)         (615)       (4,687)       (5,302)      (20,055)
Other segment expenses......      (6,623)         (289)       (1,472)       (1,761)       (8,384)
Interest income and other...       2,551                           7             7         2,558
Equity in joint venture gains
  (losses)...................                       35           (18)           17            17
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (18,825)         (869)       (6,170)       (7,039)      (25,864)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $10,994        $4,933         ($521)       $4,412       $15,406
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,058           $26          $201          $227        $1,285

For the three months ended September 30, 2000:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $27,387                                                 $27,387
POSIT........................                   $4,965                       4,965         4,965
Other Ventures...............                                 $8,061         8,061         8,061
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  27,387         4,965         8,061        13,026        40,413

Compensation and benefits...     (13,455)         (342)       (5,202)       (5,544)      (18,999)
Other segment expenses......      (7,059)         (176)       (2,515)       (2,691)       (9,750)
Interest income and other...         553                                                     553
Equity in joint venture gains
  (losses)...................                       33           (37)           (4)           (4)
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (19,961)         (485)       (7,754)       (8,239)      (28,200)
                            ------------- ------------- ------------- ------------- -------------
Segment income                    $7,426        $4,480          $307        $4,787       $12,213
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,494           $40          $521          $561        $2,055

For the six months ended September 30, 2001:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $59,707                                                 $59,707
POSIT........................                  $12,072                      12,072        12,072
Other Ventures...............                                $11,958        11,958        11,958
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  59,707        12,072        11,958        24,030        83,737

Compensation and benefits...     (28,990)       (1,140)       (9,798)      (10,938)      (39,928)
Other segment expenses......     (14,789)         (540)       (3,187)       (3,727)      (18,516)
Interest income and other...       4,108                          21            21         4,129
Equity in joint venture gains
  (losses)...................                       51           (36)           15            15
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (39,671)       (1,629)      (13,000)      (14,629)      (54,300)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $20,036       $10,443       ($1,042)       $9,401       $29,437
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $2,143           $52          $418          $470        $2,613

For the six months ended September 30, 2000:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $52,738                                                 $52,738
POSIT........................                  $10,783                      10,783        10,783
Other Ventures...............                                $15,635        15,635        15,635
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  52,738        10,783        15,635        26,418        79,156

Compensation and benefits...     (26,267)         (607)      (10,217)      (10,824)      (37,091)
Other segment expenses......     (13,670)         (327)       (4,730)       (5,057)      (18,727)
Interest income and other...       1,030                                                   1,030
Equity in joint venture gains
  (losses)...................                       46           (75)          (29)          (29)
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (38,907)         (888)      (15,022)      (15,910)      (54,817)
                            ------------- ------------- ------------- ------------- -------------
Segment income                   $13,831        $9,895          $613       $10,508       $24,339
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $2,996           $80        $1,041        $1,121        $4,117

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

5. NEW ACCOUNTING STANDARDS

Effective April 1, 2001, the Company adopted SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The statement also requires a company to recognize changes in the derivative's fair value currently in earnings unless it meets specific hedge accounting criteria. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the income statement when the hedged item affects earnings. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 - Business Combinations and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning April 1, 2001. The adoption of SFAS No. 142 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In August 2001, the FASB issued SFAS No. 144 - Accounting for the impairment or Disposal of Long-lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g. equipment and office facilities.) This statement supersedes SFAS No. 121 - Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations. We are planning to adopt this statement by January 1, 2002. We are currently evaluating the impact of this statement on our financial position, results of operations, earnings per share and cash flows.

6. SALE OF SYMPHONY ASSET MANAGEMENT

On July 16, 2001, Barra completed the sale of its 50 percent ownership interest in Symphony to The John Nuveen Company. Barra received approximately $128 million in initial cash proceeds and could receive up to an additional $12 million in future contingent consideration for its ownership interest. An after tax gain of approximately $72 million was recorded from the sale in the current quarter. The operating results of Symphony have been classified as discontinued operations in the accompanying condensed consolidated statements of income and prior periods have been reclassified on this basis. Selected financial data from the discontinued operations are as follows:

                               Three Months Ended
                                  September 30,
                             -------------------
                               2001      2000
                             --------- ---------
Net revenues................     $987   $24,481
                             --------- ---------
Pre-tax income from
  discontinued operations...       17     8,532
                             --------- ---------
Income taxes................       (6)   (3,060)
                             --------- ---------
Income from discontinued
  operations.................     $11    $5,472
                             --------- ---------

                               Six Months Ended
                                 September 30,
                             -------------------
                               2001      2000
                             --------- ---------
Net revenues................   $8,314   $34,335
                             --------- ---------
Pre-tax income from
  discontinued operations...    1,770    12,166
                             --------- ---------
Income taxes................     (673)   (4,399)
                             --------- ---------
Income from discontinued
  operations.................  $1,097    $7,767
                             --------- ---------

7. SALE OF BOND EXPRESS

On August 31, 2001, Barra sold its subsidiary, Bond Express, Inc., to Valubond, Inc. As consideration for the sale Barra received preferred stock representing an approximate 8% interest in Valubond, Inc. No gain or loss was recognized upon the sale of the business. At September 30, 2001, Barra's net investment in Valubond, Inc. amounted to approximately $4.5 million and is included in Investments in Unconsolidated Companies on the balance sheet.

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

Foreign Currency

As an international corporation, we generate revenue from clients throughout the world, maintain sales and representative offices worldwide and hold certain deposits and accounts in foreign currencies. Our revenue is generated from both United States and non-U.S. currencies. Our subscriptions in the United Kingdom and the European Community are priced in British pounds sterling (pounds) and euros, respectively. Additionally, our consolidated subsidiary, Barra Japan Co., Ltd. generates revenues, has expenses and has assets and liabilities in Japanese yen (yen). All other international clients are billed in U.S. dollars. The functional and reporting currency of all non-U.S. operations is the U.S. dollar. Accordingly, gains and losses on translation of current assets and liabilities denominated in foreign currencies to the U.S. reporting currency are included in other operating expenses.

The following table presents a summary of revenue by geographic region for the three months ended September 30, 2001 and 2000 (in thousands). Revenues are distributed to geographic areas based on the country in which the Barra sales office is located:

                                         2001                          2000
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
North America:
United States............       $24,658             60%       $24,282             60%
Other....................         1,064              3            973              2
                          -------------- -------------- -------------- --------------
Total North America......        25,722             63         25,255             62
                          ============== ============== ============== ==============

Europe:
United Kingdom...........         7,233             17          7,828             19
Germany..................         1,938              5          1,733              4
Other....................           309              1            277              1
                          -------------- -------------- -------------- --------------
Total Europe.............         9,480             23          9,838             24
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         4,683             11          4,074             10
Other....................         1,385              3          1,246              4
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         6,068             14          5,320             14
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $41,270            100%       $40,413            100%
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

For the three month period ended September 30, 2001, when compared to the same period a year ago, the U.S. dollar strengthened against the pound, euro and yen. This had the net effect of decreasing net revenues and net income by approximately $1,367,000 and $1,093,000, respectively, compared to exchange rates in effect for the three month period ended September 30, 2000.

Under current operating arrangements in the countries in which we do business (other than Brazil), there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company. In Brazil, our local subsidiary is required to register exchange agreements with the Brazilian Central Bank.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, marketable equity securities held for trading and marketable debt securities available for sale totaled $271.9 million at September 30, 2001. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $25 million, of which no amounts have been, or are presently anticipated to be, drawn down on that line of credit.

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet cash requirements for capital expenditures and other cash needs for ongoing business operations. Other than commitments described in this discussion and analysis and in the financial statements and notes, we have no present binding understandings or commitments with respect to any significant expenditures. On December 15, 2001, Barra will be required to make an estimated income tax payment of approximately $45 million in relation to the gain on sale from Symphony. (See Note 6.)

PRINCIPAL FINANCIAL COMMITMENTS

Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities. Our Board of Directors has also authorized the repurchase of up to 1,000,000 shares of our Common Stock.

RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income for the three and six month periods ended September 30, 2001 and September 30, 2000.

September 11. The tragic events of September 11, 2001 had both a direct and indirect impact on our business and financial results for the quarter ended September 30, 2001. In the Core business, our New York office, located a few blocks from the World Trade Center, was closed for approximately six days. We estimate the closure, along with the restrictions on travel and inaccessibility of clients, translated into approximately $1 million in new subscription sales being delayed into next quarter. Further discussion of the impact of the September 11 events is included in the relevant sections of the Results of Operations below.

Net Income. Net income for the three month period ended September 30, 2001 was $82,250,000 or $3.62 per share (diluted) compared to net income of $13,484,000 or $0.60 per share (diluted) for the same quarter a year ago. Net income for the six month period ended September 30, 2001 was $92,510,000 or $4.06 per share (diluted) compared to net income of $23,734,000 or $1.07 per share (diluted) for the same six month period a year ago. Results for the three and six month periods ended September 30, 2001 include a gain on sale of discontinued operations, net of income taxes, of $72,225,000 or $3.18 per share (diluted for the three month period) and $3.17 per share (diluted for the six month period).

Operating Revenues. Total operating revenues for the three month period ended September 30, 2001 increased $857,000 or 2% compared to the same period a year ago. Total operating revenues for the six month period ended September 30, 2001 increased $4,581,000 or 6% compared to the same period a year ago.

Portfolio and Enterprise Risk Management. Portfolio and Enterprise Risk Management fees consist of annual subscription fees and other related revenues for our Core Business portfolio risk management and enterprise risk management systems. A summary of the components of this revenue is as follows (amounts in thousands):

                                Three Months Ended            Six Months Ended
                                   September 30,                 September 30,
                             ----------------------------  -----------------------------
                               2001      2000    %Change     2001      2000     %Change
                             --------- --------- --------  --------- --------- ---------
Core product subscriptions..  $28,506   $24,624       16    $56,724   $48,590        17
Implementation fees.........      704     2,013      (65)     1,397     2,823       (51)
Other Core product related..      609       750      (19)     1,586     1,325        20
                             --------- --------- --------  --------- --------- ---------
TOTAL....................     $29,819   $27,387        9    $59,707   $52,738        13
                             ========= ========= ========  ========= ========= =========

Core Product Subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related updates. We generally bill and collect fees on an annual basis, but recognize the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients and increasing revenues from existing customers through the introduction of new products, features, users and other services. Excluding the negative impact of changes in foreign currency translation rates subscription revenues increased 20% compared to the same quarter last year.

Implementation Fees are revenues related to implementation services in connection with enterprise risk management system installations. Implementation fees are recorded as earned, generally on a time and materials basis. The timing of the recording of enterprise risk management implementation fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from quarter to quarter. The decrease in implementation fees reflects both the completion of one large project in a previous quarter as well as general weakness in the demand for such services amidst spending constraints at some of our client installations. We expect implementation service fee revenue to continue to show decreases year over year for at least the next two fiscal quarters.

Other Core Product Related revenues include seminar revenues and other recurring and one-time fees. The decrease in revenue in the current quarter as compared to the same quarter a year ago is due primarily to decreased revenues from seminars. Two seminars planned for the end of September were postponed due to the events of September 11.

POSIT.POSIT revenues increased $837,000 or 17% compared to the same quarter a year ago and increased $1,289,000 or 12% compared to the same six month period a year ago. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems. Due to the events of September 11, POSIT was forced to close for four trading days resulting in an estimated loss of royalty income of approximately $400,000.

Other Ventures. As a group, in the current quarter Other Ventures revenues decreased $2,412,000 or 30% and decreased $3,677,000 or 23% over the same six month period a year ago. The decrease principally reflects the effect of having no revenue related to the Global Estimates business in the current year. We sold our Global Estimates business in December 2001. Excluding Global Estimates, revenues for Other Ventures for the three and six month periods ended September 30, 2000 were $6,815,000 and 13,102,000, respectively. The remaining decrease reflects lower revenues from our Strategic Services business resulting from fewer projects being conducted in the current year and the effect of the sale of Bond Express (See Note 7) in August 2001.

Operating Expenses. For the quarter ended September 30, 2001 compared to the same quarter a year ago total operating expenses decreased $310,000 or 1%. For the six month period ended September 30, 2001 compared to the same period last year total operating expenses increased $2,626,000 or 5%.

Communication, data and seminar costs consists of computer access and communication charges, software and data costs, computer leasing and seminar expenses. This component of expense decreased $641,000 or 31% compared to the same quarter a year ago and decreased $14,000 or 0.4%. The decrease in the current quarter reflects lower seminar expenses as a result of fewer events being held in the current quarter as compared to the same quarter a year ago.

Compensation and Benefits increased $1,056,000 or 6% compared to the same quarter a year ago and increased 2,837,000 or 8% compared to the same six month period a year ago. The increases from the same quarter a year ago are primarily the result of annual wage increases which are effective each July.

Occupancy Expense decreased $23,000 or 1% compared to the same quarter a year ago and decreased $104,000 or 3% compared to the same six month period a year ago. This decrease is the result of additional sublease income from leasing more of our excess facilities, as well as the positive impact from savings related to office closures conducted during the first half of fiscal 2001. These decreases were partially offset by higher rental costs for our Japan facilities associated with new and expanded office space in Tokyo.

Other Operating Expenses decreased $702,000 or 12% compared to the same quarter a year ago and decreased $93,000 or 1% compared to the same six month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, data and other expenses related to asset management operations, marketing, advertising, insurance, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. The decrease in the current quarter reflects the effect of no amortization of goodwill being recorded in the current quarter related to the sold Estimates. We ceased amortization of our remaining goodwill upon the adoption of SFAS No. 142 at the beginning of the current fiscal year. (See Note 5.) Additionally, advertising and marketing costs were lower reflecting the completion of a major branding campaign in fiscal 2001. These decreases were offset by charitable gifts prompted by the events of September 11. We donated approximately $300,000 to various client-sponsored and general aid funds.

Interest Income and Other increased $2,005,000 or 362% compared to the same quarter a year ago and increased $3,099,000 or 301% compared to the same six month period a year ago. The increase is due primarily to increased interest income earned on cash balances arising from significantly higher cash balances.

Equity in Net Income (Loss) of Investees represents net gains and (losses) from our equity investments in Risk Reporting Limited and Australian POSIT.

Income from Discontinued Operationsrepresents the results of operations from our Symphony venture. Income from our discontinued Symphony operations decreased $5,461,000 or 99% compared to the same quarter a year ago and decreased $6,670,000 or 86% compared to the same six month period a year ago. The decrease reflects the sale of Symphony on July 16, 2001, resulting in only 15 days of operations in the current quarter.

Gain on sale of discontinued operations, net of income taxes, represents the gain recorded upon the sale of Symphony in July 2001. The gross gain was approximately $117 million with a related income tax liability of approximately $45 million. (See Note 6.)

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

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K filings with the SEC. Our Form 10-K filing for the 2001 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of that filing under the heading "Risk Factors" and in our recent earnings press release for the quarter ended September 30, 2001. We incorporate that section of that Form 10-K in this filing and investors should refer to it. Those are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed in our Form 10-K or elsewhere in this Form 10-Q could also adversely affect us or our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $33.2 million at September 30, 2001 with an average interest rate of 3.0%. At September 30, 2001, the portfolio also had approximately $224.7 million of short-term, high credit quality municipal and corporate debt securities with an average taxable equivalent interest rate of 4.3%. The significant increase in the balance of this segment of the portfolio resulted from the consideration received from the sale of Symphony. The short-term money market funds and the municipal and corporate debt securities are not insured and, because of the short-term nature of the investments, are subject to credit risk, but are not likely to fluctuate significantly in market value.

We had approximately $13.9 million at September 30, 2001 invested in investment products managed by our former Symphony venture. These investments are in primarily market-neutral programs, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

We have a hedging program in place which is designed to reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At September 30, 2001, we had one contract to sell 500 million yen at 119.2, maturing on November 2, 2001, with an unrealized gain of $13,000. Also at September 30, 2001, we had one contract to sell 5 million euro at 0.9086, maturing on November 2, 2001, with an unrealized loss of $5,000. Additionally, at September 30, 2001, we had one contract to sell 5 million pounds at 1.4632, maturing on November 2, 2001, with an unrealized loss of $56,000. We enter into forward currency contracts only with approved counter-parties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The capitalization of BARRA Japan includes approximately $4.1 million invested in a yen-denominated mutual fund.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

All information that is required by this item was reported under the heading "Legal Proceedings" in our March 31, 2001 Form 10-K. There have been no other material developments in our legal proceedings since the date of our Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Barra held its annual meeting of stockholders on Thursday, August 9, 2001.

The meeting was held to consider and vote upon (i) electing directors to serve for the ensuing year and until their successors are duly elected and qualified; (ii) ratifying the selection of Deloitte & Touche LLP as the independent auditors of BARRA for the fiscal year ending March 31, 2002; and (iii) approving the amendment to the Company's 2000 Equity Participation Plan to authorize the issuance of an additional 750,000 shares of Common Stock thereunder. The votes cast with respect to each director are summarized as follows: A. George Battle, for 18,261,133, withheld, 345,557; Kamal Duggirala, for 14,837,182, withheld, 3,769,508; M. Blair Hull, for 18,251,748, withheld, 354,942; Norman J. Laboe, for 17,197,920, withheld, 688,770; Clyde W. Ostler, for 18,261,272, withheld 345,418; and Andrew Rudd, for 18,140,403, withheld 466,287.

The votes cast to ratify the selection of Deloitte & Touche LLP as independent auditors are summarized as follows: for 18,571,752, against 24,314, abstain 10,623, broker non-vote, 0.

The votes cast to approve the amendment to the Company's 2000 Equity Participation Plan to authorize the issuance of an additional 750,000 shares of Common Stock thereunder are summarized as follows: for 11,802,399, against 6,667,489, abstain 136,799, broker non-vote, 0.

ITEM 5. OTHER INFORMATION.

Adoption of Shareholders' Rights Plan

On August 15, 2001, our Board of Directors adopted a Shareholders' Rights Plan (the "Plan"). The Plan is designed to assure stockholders fair value in the event of a future unsolicited business combination or similar transaction involving the company. The Plan was not adopted in response to any attempts to acquire the Company, and the Company is not aware of any such efforts.

Under the Plan, the Company will issue a dividend of one right for each share of its Common Stock, par value of $0.0001 per share, of the Company held by stockholders of record as of the close of business on September 7, 2001. The rights will initially trade with Barra's Common Stock. Each right will initially entitle stockholders to purchase a fractional share of the company's preferred stock for an exercise price of $200.

The rights are not immediately exercisable and will generally become exercisable if a person or group acquires beneficial ownership of 15 percent or more of Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of Common Stock. The rights will become exercisable by holders, other than the unsolicited third party acquirer, for shares of Barra or of the third party acquirer having a value of twice the rights then- current exercise price. The rights are redeemable for $0.0001 per right, by Barra and will expire on September 7, 2011.

Stock Repurchase Plan

On August 9, 2001, our Board of Directors re-authorized the Company to repurchase up to 750,000 shares of its own Common Stock under the stock repurchase plan (the "Repurchase Plan"). Pursuant to the Repurchase Plan, we purchased 617,000 shares on the Nasdaq stock market at an average per share price of $44.56 (for an aggregate of $27,514,345) during the quarter. On October 17, 2001, our Board of Directors re-authorized the Company to repurchase up to 1,000,000 shares of its Common Stock.

Sale of Bond Express to ValuBond

During the second quarter, Barra sold its 100% interest in Bond Express, Inc. to ValuBond, Inc. No gain or loss was reported on the sale. (See Note 7). Valubond, Inc. is a privately held company based in Atlanta, Georgia.

New Corporate Officers

On August 29, 2001, the Company announced that Robert Honeycutt had joined Barra as chief operating officer, and Aamir Sheikh had been appointed president.

Sale of Barra's Interest in Symphony, Inc.

On July 16, 2001, Barra completed the sale of its 50% ownership interest in Symphony to the John Nuveen Company. (See Note 6.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are required by Item 601 of the Regulation S-K:

Exhibit Number	Exhibit Description
4.2	Certificate of Designation of Rights, Preferences and Privileges of Series A
Participating Preferred Stock of Barra, Inc. (incorporated by reference to the
Registration Statement on Form 8-A12G filed with the Securities and Exchange
Commission on August 24, 2001.
4.3	Preferred Stock Rights Agreement, dated as of August 15, 2001 (incorporated by reference to the Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 24, 2001)

10.24	Letter of Credit by Wells Fargo Bank, National Association to Barra, Inc. for $25,000,000, dated August 1, 2001.

(b) Reports on Form 8-K:

On July 31, 2001 Barra filed a Current Report on Form 8-K with the Securities and Exchange Commission. The Form 8-K reported the disposition of assets pursuant to the Symphony transaction, and presented unaudited pro forma consolidated financial information giving effect to the sale of Symphony.

On August 24, 2001, Barra filed a Current Report on Form 8-K. The Form 8-K contained our press release announcing that the Board of Directors of Barra approved the adoption of a Preferred Stock Rights Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRA, Inc.

(Registrant)

Dated: November 14, 2001

By:	/s/ Kamal Duggirala

Kamal Duggirala
President and Chief Executive Officer

Dated: November 14, 2001

By:	/s/ Greg V. Stockett

Greg V. Stockett
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.2	Certificate of Designation of Rights, Preferences and Privileges of Series A
Participating Preferred Stock of Barra, Inc. (incorporated by reference to the
Registration Statement on Form 8-A12G filed with the Securities and Exchange
Commission on August 24, 2001.
4.3	Preferred Stock Rights Agreement, dated as of August 15, 2001 (incorporated by reference to the Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 24, 2001)

10.24	Letter of Credit by Wells Fargo Bank, National Association to Barra, Inc.