Form 10-Q
period 2001-12-31
BARRA INC /CA
filed 2002-02-14
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

The number of shares of the registrant's Common Stock outstanding as of February 6, 2002 was 21,804,022.

Exhibit Index is located on page 37

BARRA, INC.
Report On Form 10-Q For The
Quarter Ended December 31, 2001
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

                                                      December 31,   March 31,
                                                         2001           2001
                                                    -------------  -------------
                                                     (Unaudited)
                            ASSETS
Current Assets:
  Cash and cash equivalents........................      $34,095        $61,837
  Investments in marketable equity trading
    securities.....................................       14,120         15,848
  Investments in marketable debt securities
    available-for-sale.............................      199,380         76,523
  Accounts receivable:
    Subscription and other (Less allowance for
     doubtful accounts of $1,437 and $518)..........      12,925         11,916
    Asset management...............................         --           11,175
    Related parties................................        6,876          6,221
  Prepaid expenses.................................        3,555          2,675
                                                    -------------  -------------
    Total current assets...........................      270,951        186,195
                                                    -------------  -------------
Investments in Unconsolidated Companies............       10,367          4,849
Premises and Equipment:
  Computer and office equipment....................       15,868         15,491
  Furniture and fixtures...........................        5,919          6,263
  Leasehold improvements...........................        7,476          8,764
                                                    -------------  -------------
    Total premises and equipment...................       29,263         30,518
Less accumulated depreciation and amortization.....      (17,535)       (16,052)
                                                    -------------  -------------
                                                          11,728         14,466
Deferred Tax Assets................................        6,480          8,153
Computer Software (less accumulated amortization
  of $2,584 and $2,082)............................        1,150          1,615
Other Assets.......................................        1,170          1,139
Goodwill and Other Intangibles (less accumulated
  amortization of $5,734 and $7,174)...............        7,642          9,995
                                                    -------------  -------------
Total..............................................     $309,488       $226,412
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................       $1,333           $850
  Accrued expenses payable:
    Accrued compensation...........................       12,008         17,018
    Accrued corporate income taxes.................       21,532         11,816
    Other accrued expenses.........................        9,490          8,602
  Unearned revenues................................       32,606         29,682
                                                    -------------  -------------
    Total current liabilities......................       76,969         67,968
                                                    -------------  -------------
Deferred Tax Liabilities...........................        5,156          2,468
Minority Interest in Equity of Subsidiary..........         --            1,249
Stockholders' Equity:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 20,914,859 and 21,370,677
   shares issued and outstanding...................            2              2
  Additional paid-in capital.......................       37,675         29,340
  Retained earnings................................      189,240        125,623
  Accumulated other comprehensive income (loss)....          446           (238)
                                                    -------------  -------------
    Total stockholders' equity.....................      227,363        154,727
                                                    -------------  -------------
Total..............................................     $309,488       $226,412
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
                                           ------------ ------------ ------------ ------------
                                           (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues:
  Portfolio and Enterprise Risk
    Management.................                $31,013      $28,431      $90,720      $81,169
  POSIT........................                  6,010        4,579       18,082       15,362
  Other Ventures...............                  5,684        7,020       17,642       22,655
                                           ------------ ------------ ------------ ------------
    Total operating revenues...                 42,707       40,030      126,444      119,186
                                           ------------ ------------ ------------ ------------
Operating Expenses:
  Communication, data, and
    seminar costs..............                  1,922        1,740        5,527        5,359
  Compensation and benefits....                 19,458       18,805       59,386       55,896
  Occupancy....................                  1,632        1,710        4,894        5,076
  Other operating expenses.....                  5,679        6,338       17,328       18,080
  Loss on sale of Estimates
    Business...................                    --         1,064          --         1,064
                                           ------------ ------------ ------------ ------------
    Total operating expenses...                 28,691       29,657       87,135       85,475
                                           ------------ ------------ ------------ ------------
Interest Income and Other......                  2,782          886        6,911        1,916
                                           ------------ ------------ ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Income Taxes
  and Discontinued Operations..                 16,798       11,259       46,220       35,627

Equity in Income and Loss
  of Investees.................                    109          100          124           71
                                           ------------ ------------ ------------ ------------
Income from Continuing
  Operations before Income
  Taxes........................                 16,907       11,359       46,344       35,698

Income Taxes...................                 (5,917)      (3,908)     (16,166)     (12,280)
                                           ------------ ------------ ------------ ------------
Income from Continuing
  Operations...................                 10,990        7,451      $30,178      $23,418
                                           ------------ ------------ ------------ ------------
Discontinued Operations:

  Income from operations                           --         3,833        1,097       11,600

  Gain on sale                                     --           --        72,225          --
                                           ------------ ------------ ------------ ------------
Net Income                                     $10,990      $11,284     $103,500      $35,018
                                           ============ ============ ============ ============
Income Per Share - Continuing
  Operations:
  Basic........................                  $0.53        $0.35        $1.42        $1.13
                                           ============ ============ ============ ============
  Diluted......................                  $0.50        $0.33        $1.34        $1.05
                                           ============ ============ ============ ============

Income Per Share -
  Discontinued Operations:
  Basic........................                  $0.00        $0.18        $0.05        $0.56
                                           ============ ============ ============ ============
  Diluted......................                  $0.00        $0.17        $0.05        $0.52
                                           ============ ============ ============ ============

Gain Per Share on Sale of
  Discontinued Operations:
  Basic........................                  $0.00        $0.00        $3.40        $0.00
                                           ============ ============ ============ ============
  Diluted......................                  $0.00        $0.00        $3.20        $0.00
                                           ============ ============ ============ ============

Net Income Per Share
  Consolidated:
  Basic........................                  $0.53        $0.54        $4.87        $1.68
                                           ============ ============ ============ ============
  Diluted......................                  $0.50        $0.50        $4.59        $1.57
                                           ============ ============ ============ ============

Weighted Average Common and
  Common Equivalent Shares:
  Basic........................             20,911,131   21,000,286   21,242,829   20,809,371
                                           ============ ============ ============ ============
  Diluted......................             22,069,686   22,587,119   22,540,804   22,363,170
                                           ============ ============ ============ ============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                             Nine Months Ended
                                                               December 31,
                                                   ----------------------------
                                                       2001           2000
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................     $103,500        $35,018
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in net income of investees............         (124)           (71)
     Depreciation and amortization................        4,052          5,637
     Gains on marketable equity trading securities         (275)          (304)
     (Purchase) sale of marketable equity trading
      securities..................................        2,117         (1,652)
     Gain on sale of Symphony.....................     (117,058)         --
     Loss on sale of Global Estimates.............        --             1,064
     Deferred taxes...............................        4,361         (3,758)
     Other........................................          (47)          (482)
Changes in:
     Accounts receivable - subscription and other.       (1,009)         1,739
     Accounts receivable - related parties........       18,001         (4,414)
     Prepaid expenses.............................       (1,272)        (1,593)
     Other assets.................................          (32)          (290)
     Accrued income taxes.........................       13,424          7,134
     Accounts payable, due to related party
      and accrued expenses........................       (8,476)        (1,764)
     Unearned revenues............................        3,038          5,144
                                                   -------------  -------------
Net cash provided by continuing operations........       20,200         41,408
                                                   -------------  -------------

Net cash provided (used) by discontinued operations       4,344         (4,447)
                                                   -------------  -------------
Net cash provided by operating activities.........       24,544         36,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment, net..........       (2,191)        (1,522)
Investment in marketable debt securities -
 available for sale, net..........................     (122,173)       (40,395)
Sale of assets....................................      125,734         13,085
Investments in unconsolidated companies...........       (1,704)        (2,891)
                                                   -------------  -------------
Net cash used in investing activities                      (334)       (31,723)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock................        4,869          5,781
Common stock repurchased..........................      (41,152)        (4,921)
                                                   -------------  -------------
Net cash provided (used) in financing activities..      (36,283)           860
                                                   -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (12,073)         6,098
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       46,168         31,478
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $34,095        $37,576
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes.................................      $40,845        $16,506

Non-Cash Investing:
     Sale of Bond Express (see Note 7)............      ($3,570)
     Preferred Stock in Valubond (see Note 7).....       $5,900

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

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of December 31, 2001 and the results of our operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2001 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (Form 10-K), but does not include all disclosures required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes unrealized gain on investments in marketable debt securities and foreign currency translation gains and losses. A summary of comprehensive income follows (in thousands):

                                          Three Months Ended December 31,
                                           -------------------------
                                               2001         2000
                                           ------------ ------------
Net Income ..................                  $10,990      $11,284
Unrealized gain on
  investments in marketable
  debt securities available
  for sale...................                     (717)        --
Foreign currency translation
  loss ......................                     --             (4)
                                           ------------ ------------
Comprehensive income ........                  $10,273      $11,280
                                           ============ ============

                                          Nine Months Ended December 31,
                                           -------------------------
                                               2001         2000
                                           ------------ ------------
Net Income ..................                 $103,500      $35,018
Unrealized gain on
  investments in marketable
  debt securities available
  for sale...................                      684         --
Foreign currency translation
  loss ......................                     --           (494)
                                           ------------ ------------
Comprehensive income ........                 $104,184      $34,524
                                           ============ ============

3. SEGMENT INFORMATION

Our business segments are organized into different groups of products and services. Our Core Business has one segment: our portfolio and enterprise risk management business. Barra Ventures is composed of investments, joint ventures or significant licensing arrangements that leverage the ideas and intellectual property of our Core Business. Barra Ventures has two segments: POSIT and Other Ventures. POSIT is a joint venture which licenses institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment. Other Ventures includes our subsidiary Barra RogersCasey, Inc., our strategic consulting division (Strategic Consulting) and Barra Retail Intermediaries, Inc.

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

The following tables present information about reported segments for the three and nine month periods ended December 31, 2001 and 2000, respectively (amounts in thousands):

For the three months ended December 31, 2001:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $31,013                                                 $31,013
POSIT........................                   $6,010                      $6,010         6,010
Other Ventures...............                                 $5,684         5,684         5,684
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  31,013         6,010         5,684        11,694        42,707

Compensation and benefits...     (14,252)         (647)       (4,558)       (5,205)      (19,457)
Other segment expenses......      (7,375)         (273)       (1,586)       (1,859)       (9,234)
Interest income and other...       2,782                                                   2,782
Equity in joint venture gains
  (losses)...................                      127           (18)          109           109
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (18,845)         (793)       (6,162)       (6,955)      (25,800)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $12,168        $5,217         ($478)       $4,739       $16,907
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,164           $40          $235          $275        $1,439

For the three months ended December 31, 2000:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $28,431                                                 $28,431
POSIT........................                   $4,579                      $4,579         4,579
Other Ventures...............                                 $7,020         7,020         7,020
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  28,431         4,579         7,020        11,599        40,030

Compensation and benefits...     (13,412)         (410)       (4,983)       (5,393)      (18,805)
Other segment expenses......      (7,173)         (163)       (2,452)       (2,615)       (9,788)
Interest income and other...         886                                                     886
Equity in joint venture gains
  (losses)...................                      137           (37)          100           100
Loss on sale of Global
  Estimates business.........                                 (1,064)       (1,064)       (1,064)
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (19,699)         (436)       (8,536)       (8,972)      (28,671)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)             $8,732        $4,143       ($1,516)       $2,627       $11,359
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,504           $40          $455          $495        $1,999

For the nine months ended December 31, 2001:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $90,720                                                 $90,720
POSIT........................                  $18,082                     $18,082        18,082
Other Ventures...............                                $17,642        17,642        17,642
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  90,720        18,082        17,642        35,724       126,444

Compensation and benefits...     (43,242)       (1,787)      (14,356)      (16,143)      (59,385)
Other segment expenses......     (22,164)         (813)       (4,773)       (5,586)      (27,750)
Interest income and other...       6,890                          21            21         6,911
Equity in joint venture gains
  (losses)...................                      178           (54)          124           124
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (58,516)       (2,422)      (19,162)      (21,584)      (80,100)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $32,204       $15,660       ($1,520)      $14,140       $46,344
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $3,307           $92          $653          $745        $4,052

For the nine months ended December 31, 2000:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $81,169                                                 $81,169
POSIT........................                  $15,362                     $15,362        15,362
Other Ventures...............                                $22,655        22,655        22,655
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  81,169        15,362        22,655        38,017       119,186

Compensation and benefits...     (39,679)       (1,017)      (15,200)      (16,217)      (55,896)
Other segment expenses......     (20,843)         (490)       (7,182)       (7,672)      (28,515)
Interest income and other...       1,916                                                   1,916
Equity in joint venture gains
  (losses)...................                      183          (112)           71            71
Loss on sale of Global
  Estimates business.........                                 (1,064)       (1,064)       (1,064)
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (58,606)       (1,324)      (23,558)      (24,882)      (83,488)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $22,563       $14,038         ($903)      $13,135       $35,698
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $4,589           $80        $1,441        $1,521        $6,110

4. PER SHARE DATA

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per share is based on the weighted-average number of common shares outstanding for the period. Diluted earnings per share data is based on the weighted-average number of common and dilutive potential common shares outstanding. Dilutive potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. For all periods presented, the only difference between basic and diluted earnings per share for the Company is the inclusion of dilutive stock options in the denominator for purposes of calculating diluted earnings per share.

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

In August 2001, the FASB issued SFAS No. 144 - Accounting for the impairment or Disposal of Long-lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g. equipment and office facilities.) This statement supersedes SFAS No. 121 - Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations. We adopted this statement on January 1, 2002. We are currently evaluating the impact this statement will have on our future financial position, results of operations, earnings per share and cash flows.

6. SALE OF SYMPHONY ASSET MANAGEMENT

On July 16, 2001, Barra completed the sale of its 50 percent ownership interest in Symphony to The John Nuveen Company. Barra received approximately $128 million in initial cash proceeds and could receive up to an additional $12 million in future contingent consideration for its ownership interest. An after tax gain of approximately $72 million was recorded from the sale in the quarter ended September 30, 2001. The operating results of Symphony have been classified as discontinued operations in the accompanying condensed consolidated statements of income and prior periods have been reclassified on this basis.

7. SALE OF BOND EXPRESS

On August 31, 2001, Barra sold its subsidiary, Bond Express, Inc., to Valubond, Inc. As consideration for the sale Barra received preferred stock representing an approximate 8% interest in Valubond, Inc. No gain or loss was recognized upon the sale of the business. At December 31, 2001, Barra's net investment in Valubond, Inc. amounted to approximately $4.5 million and is included in Investments in Unconsolidated Companies on the balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes (included elsewhere in this report), as well as with our Annual Report on Form 10-K for the year ended March 31, 2001. This discussion and analysis and other parts of this Form 10-Q contain forward looking statements that involve risks and uncertainties, as well as assumptions made by us regarding our expectations and other future events. We make those forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For further information regarding how to identify forward looking statements and the factors that could cause actual results to differ, please refer to the information under the heading "CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS" below. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is also important to remember that other factors besides those we mention could also adversely affect us and our business, operating results or financial condition.

GENERAL

Certain of the information required by this item has been previously reported under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Barra is an investment risk management company which provides innovative solutions to financial professionals world-wide. We have two business units. Our Core Business provides portfolio risk management and enterprise risk management systems to investment professionals. Our Ventures Business develops new lines of business by leveraging our core research and development, generally through strategic partnerships.

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

The following table presents a summary of revenue by geographic region for the three months ended December 31, 2001 and 2000 (in thousands). Revenues are distributed to geographic areas based on the country in which the Barra sales office is located:

                                         2001                          2000
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
North America:
United States............       $25,639             60%       $24,040             60%
Other....................         1,088              3          1,024              3
                          -------------- -------------- -------------- --------------
Total North America......        26,727             63         25,064             63
                          ============== ============== ============== ==============

Europe:
United Kingdom...........         7,556             17          6,762             17
Germany..................         1,939              5          1,791              4
Other....................           299              1            277              1
                          -------------- -------------- -------------- --------------
Total Europe.............         9,794             23          8,830             22
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         4,840             11          4,753             12
Other....................         1,346              3          1,383              3
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         6,186             14          6,136             15
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $42,707            100%       $40,030            100%
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

For the three month period ended December 31, 2001, when compared to the same period a year ago, the U.S. dollar strengthened against the pound, euro and yen. This had the net effect of decreasing net revenues and net income by approximately $1,704,000 and $1,318,000, respectively, compared to exchange rates in effect for the three month period ended December 31, 2000.

Under current operating arrangements in the countries in which we do business (other than Brazil), there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company. In Brazil, our local subsidiary is required to register exchange agreements with the Brazilian Central Bank.

Liquidity and Capital Resources

Cash and cash equivalents, marketable equity securities held for trading and marketable debt securities available for sale totaled $247.6 million at December 31, 2001. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $25 million. No amounts have been, or are presently anticipated to be, drawn down on that line of credit.

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet cash requirements for capital expenditures and other cash needs for ongoing business operations and existing financial commitments.

Principal Financial Commitments

Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities. Other than commitments described in this discussion and analysis and in the financial statements and notes, we have no present binding understandings or commitments with respect to any significant expenditures.

Share Repurchase Plan

On October 17, 2001, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Common Stock, pursuant to our stock repurchase plan (Repurchase Plan). Under the Repurchase Plan, we repurchased 67,500 shares on the open market at an average price of $46.12 for an aggregate of $3,113,400 during the quarter.

RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income for the three and nine month periods ended December 31, 2001 and December 31, 2000.

Net Income. Net income for the three month period ended December 31, 2001 was $10,990,000 or $0.50 per share (diluted) compared to net income of $11,284,000 or $0.50 per share (diluted) for the same quarter a year ago. Net income for the nine month period ended December 31, 2001 was $103,500,000 or $4.59 per share (diluted) compared to net income of $35,018,000 or $1.57 per share (diluted) for the same nine month period a year ago. Results for the nine month period ended December 31, 2001 include a gain on sale of discontinued operations, net of income taxes, of $72,225,000 or $3.20 per share (diluted).

Operating Revenues. Total operating revenues for the three month period ended December 31, 2001 increased $2,677,000 or 7% compared to the same period a year ago. Total operating revenues for the nine month period ended December 31, 2001 increased $7,258,000 or 6% compared to the same period a year ago.

Portfolio and Enterprise Risk Management. Portfolio and Enterprise Risk Management fees consist of annual subscription fees and other related revenues for our Core Business portfolio risk management and enterprise risk management systems. A summary of the components of this revenue is as follows (amounts in thousands):

                                Three Months Ended            Nine Months Ended
                                   December 31,                  December 31,
                             ----------------------------  -----------------------------
                               2001      2000    %Change     2001      2000     %Change
                             --------- --------- --------  --------- --------- ---------
Core product subscriptions..  $29,382   $26,189       12    $86,106   $74,779        15
Implementation fees.........      779     1,656      (53)     2,176     4,479       (51)
Other Core product related..      852       586       45      2,438     1,911        28
                             --------- --------- --------  --------- --------- ---------
TOTAL....................     $31,013   $28,431        9    $90,720   $81,169        12
                             ========= ========= ========  ========= ========= =========

Core Product Subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related updates. We generally bill and collect fees on an annual basis, but recognize the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients and increasing revenues from existing customers through the introduction of new products, features, users and other services. Excluding the negative impact of changes in foreign currency translation rates subscription revenues increased 16% compared to the same quarter last year.

Implementation Fees are revenues related to implementation services in connection with enterprise risk management system installations. Implementation fees are recorded as earned, generally on a time and materials basis. The timing of the recording of enterprise risk management implementation fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from quarter to quarter. The decrease in implementation fees reflects both the completion of one large project in a previous quarter as well as general weakness in the demand for such services amidst spending constraints at some of our client installations. We expect implementation service fee revenue to continue to show decreases year over year for at least the next quarter.

Other Core Product Related revenues include seminar revenues and other recurring and one-time fees. These increases in revenue are due primarily to increased revenue from royalty agreements related to the use of data provided by Barra.

POSIT. POSIT revenues increased $1,431,000 or 31% compared to the same quarter a year ago and increased $2,720,000 or 18% compared to the same nine month period a year ago. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems.

Other Ventures. As a group, in the current quarter Other Ventures revenues decreased $1,336,000 or 19% and decreased $5,013,000 or 22% over the same nine month period a year ago. The decrease principally reflects the effects of having sold certain venture businesses (Global Estimates and Bond Express) in prior periods. Excluding revenues from these discontinued venture businesses, revenues for Other Ventures for the three and nine month periods ended December 31, 2000 were $5,624,000 and 17,341,000, respectively.

Operating Expenses. For the quarter ended December 31, 2001 compared to the same quarter a year ago total operating expenses decreased $966,000 or 3%. For the nine month period ended December 31, 2001 compared to the same period last year total operating expenses increased $1,660,000 or 2%.

Communication, data and seminar costs consists of computer access and communication charges, software and data costs, computer leasing and seminar expenses. This component of expense increased $182,000 or 10% compared to the same quarter a year ago and increased $168,000 or 3% compared to the same nine month period a year ago. The increases reflect the cost associated with entering into additional contracts to purchase data from outside vendors, offset by lower seminar costs resulting from fewer events being held in the current year as compared to last year.

Compensation and Benefits increased $653,000 or 3% compared to the same quarter a year ago and increased 3,490,000 or 6% compared to the same nine month period a year ago. The increases from the same quarter a year ago are primarily the result of annual wage increases which are effective each July.

Occupancy Expense decreased $78,000 or 5% compared to the same quarter a year ago and decreased $182,000 or 4% compared to the same nine month period a year ago. These decreases are the result of additional sublease income from leasing more of our excess facilities, as well as the positive impact from savings related to office closures conducted during the first half of fiscal 2001. These decreases were partially offset by higher rental costs for our Japan facilities associated with new and expanded office space in Tokyo.

Other Operating Expenses decreased $659,000 or 10% compared to the same quarter a year ago and decreased $752,000 or 4% compared to the same nine month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, marketing, advertising, insurance, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. These decreases reflect the fact that we ceased recording the amortization of goodwill related to the sold Estimates and Bond Express businesses in the current year. We ceased amortization of our remaining goodwill upon the adoption of SFAS No. 142 at the beginning of the current fiscal year. (See Note 5.) Additionally, advertising and marketing costs were lower reflecting the completion of a major branding campaign in fiscal 2001.

Interest Income and Other increased $1,896,000 or 214% compared to the same quarter a year ago and increased $4,995,000 or 261% compared to the same nine month period a year ago. The increase is due primarily to increased interest income earned on cash and securities balances arising from significantly higher cash and securities balances.

Equity in Net Income (Loss) of Investees represents net gains and (losses) from our equity investments in Risk Reporting Limited and Australian POSIT.

Income from Discontinued Operations represents the results of operations from our Symphony venture. (See Note 6.)

Gain on sale of discontinued operations, net of income taxes, represents the gain recorded upon the sale of Symphony in July 2001. The gross gain was approximately $117 million with a related income tax liability of approximately $45 million. (See Note 6.)

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this Form 10-Q contain several forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "opinion", "project", "intend", "plan", "believe", "designed", "future", "forecast", "perceive", "vary", "possible", "potential", "target", "will", "may", "scheduled", "would", "could", "should", "forward", "assure" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, events or results. From time to time we may also provide oral or written forward-looking statements in other materials that we release to the public.

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

All forward looking statements made in this report are made as of the date hereof and based on information available to us on that date. We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K filings with the SEC.

We list below various important factors that could cause actual results to differ materially from expected and historic results. The cautionary statements made below should be read as being applicable to all related forward looking statements wherever they appear in this report. Other factors besides those listed below could also adversely affect us or our business. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Fluctuations in Quarterly Operating Results

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter, as they have in the past. Factors specifically relating to our business segments are outlined below:

  Core Business -- Our Core Business revenues in any quarter depend substantially upon our total contracting activity (including renewals of existing contracts) and our ability to recognize revenue in each quarter in accordance with our revenue recognition policies. We derive revenue from our Core Business primarily through annual subscriptions that automatically renew unless canceled. Annual subscription fees are recorded as revenues over each subscription period at the rate of 1/12th per month. Consequently, sales of subscriptions in any one month impact reported revenues evenly over the next twelve months. For this reason, our Core Business subscription revenues are not normally subject to significant variability during a year. Clients have historically renewed their contracts at a high rate, but there is no assurance that these renewals will continue.

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
  Other Ventures -
    Barra RogersCasey, Inc. (BRC) and Strategic Consulting - Revenues for BRC and Strategic Consulting come primarily from retainer fee relationships. These retainer revenues are recognized ratably over each month and are subject to many of the factors described above for the Core Business. BRC and Strategic Consulting project revenues in any quarter depend substantially upon total contracting activity and the ability to recognize revenue in that quarter in accordance with our revenue recognition policies. These revenues can be susceptible to a large degree of variability depending on the ability to source new projects and the unpredictable nature and significance of fees associated with specific transactions. Like the Core Business, BRC and Strategic Consulting earnings can be affected in our second fiscal quarter due to annual salary adjustments for our employees in July and significant reliance on discretionary bonuses.

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

Dependence on Availability of Data

We currently obtain data from over 100 third-party vendors for use in our products and services. Any interruption of our supply of data from a principal data vendor or vendors, or an interruption of our own data operations or data update processes, could have a material adverse effect on our business, financial condition or results of operations. These adverse effects include, for example, our products or services becoming inoperable or their performance being materially reduced.

If any of the third-party data vendors change their product offerings, we may need to incur additional costs to ensure continued performance of our products and services. In addition, if the cost of licensing any of these third-party data products materially increases, our gross margin levels could materially decrease.

International Operations

In this quarter, 40% of our revenues came from customers outside the United States. We anticipate that revenues from customers outside the U.S. will continue to be a significant part of our total revenues for the foreseeable future. Sales and operations outside the U.S. are subject to unique risks, including:

  unexpected changes in regulatory requirements;
  unexpected changes in exchange rates, tariffs and other trade barriers;
  political or economic instability;
  seasonal factors, particularly in Europe;
  difficulties in staffing, managing and integrating foreign operations;
  longer payment cycles;
  difficulties or delays in translating products and related documentation into foreign languages;
  currency fluctuations and conversion risks; and
  potentially adverse tax consequences.

Risks Associated with Business Combinations and Divestitures

As part of our overall strategy, we may continue to divest ourselves of certain businesses and assets, to acquire or invest in complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other businesses. We may not be successful in overcoming the risks associated with or any other problems encountered in these transactions.

Some common risks associated with acquisitions and joint ventures include:

  the difficulty of assimilating the operations and personnel of the combined companies;
  the risk that we may not be able to integrate the acquired technologies or products with our own;
  the substantial management time devoted to such activities;
  undisclosed liabilities;
  the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;
  the risk that the acquired business will not achieve anticipated earnings and revenues;
  the failure to realize anticipated benefits (such as cost savings and synergies);
  failure to consummate a transaction; and
  customer dissatisfaction with, or problems caused by, the performance of any acquired technologies.

Some common risks associated with divestitures include:

  the inability to fulfill representations and warranties made to a buyer;
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

Limited Protection of Intellectual Property and Proprietary Rights and Potential Infringement of Third Party Intellectual Property Rights

We consider certain aspects of our products, related internal data update processes and services to be proprietary. We currently hold no utility patents, but have one utility patent pending. We rely primarily on a combination of trade secret, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. Despite our efforts, a third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. We cannot assure that any of the rights granted under any copyright or trademark that we may obtain will protect our competitive advantages. Our competitors may also independently develop and patent technology that is the same or similar to ours or may obtain access to our proprietary technology. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Also, some elements of our products and services are not subject to intellectual property protection.

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
  Patents - We currently hold no utility patents, but have one utility patent pending. We are also considering applying for other utility and design patents on certain of our proprietary technologies. Patent applications can be extremely costly to process and defend and we cannot assure that any of the rights granted under any patent that we may obtain will protect our competitive advantages. Under current law, we do not believe it is feasible to determine in advance whether any of our existing products or any of their components or a service or method infringes on the patent rights of others. From time to time we will receive notices from others containing claims or potential claims of intellectual property infringement. We may also be called upon to defend a joint venture partner, customer, vendor or licensee against such third party claims. Responding to these types of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business, operating results or financial condition. Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. There can be no assurance that these licenses will be made on terms that are commercially acceptable to us, if at all. [(See Legal Proceedings in Item 3 of Part I of our Form 10-K for the year ended March 31, 2001 for a discussion of certain patent issues.)]
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
  our competitors will not devote significantly more resources to competing activities;
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
  changes in recommendations or financial estimates by securities analysts;
  acquisitions or sales of significant businesses;
  new product announcements;
  conditions and trends generally in the industries in which we operate;
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

Management of Growth and Changes in Staffing

In the past few years, we have experienced an extended period of revenue growth, growth into new foreign markets, expansion of our Core Business, and substantial fluctuations in the number of our employees. These changes have resulted in new and increased responsibilities for our management and have placed a significant strain on our operating and financial controls and other resources. To accommodate recent growth, compete effectively, and manage potential future growth, we must continue to implement and improve the speed and quality of our products and services, management decisions, reporting systems, procedures, and controls. Our personnel, procedures, systems, and controls may not be adequate to support our future operations.

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

  Advisers Act - We believe and have adopted the position that our Core Business products do not provide investment advice for purposes of the Advisers Act. Future developments in our product line or in the regulatory environment could cause this status to change. If that happens, we may have to broaden our disclosures to the SEC and to adopt the strict compliance procedures mandated by the Advisers Act for a much broader segment of our business. These changes could also trigger obligations to comply with investment advisory regulations in foreign jurisdictions where we market our products. These heightened obligations would entail significant additional costs to us.
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

Catastrophic Events

Our operations depend on our ability to protect our equipment and the information stored in our databases against fires, earthquakes and other natural disasters, as well as planned and unplanned power losses, telecommunications failures, unauthorized intrusions, acts of war, terrorist acts and other catastrophic events. There is no assurance that the measures we've taken to reduce the risk of interruption in our operations caused by these events are sufficient.

Barra's primary U.S sales office is located in the Financial District of New York City. Its operations were interrupted for several days by the events of September 11, 2001. In addition, during the days immediately following September 11, 2001, POSIT ceased trading for several days. Finally, Barra has significant operations in the state of California and is dependent on a continuous power supply. Over the last year California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. Any interruption in Barra's ability to continue operations at its California facilities could delay the development of Barra's products and disrupt communications with its customers or other third parties on whom Barra relies, such as data providers. Future interruptions could damage Barra's reputation and could result in lost revenue.

Changes in General Economic Conditions

The U.S. and certain other economies may be experiencing slower growth after an extended period of growth in recent years. As a result, assets under management have decreased, thereby decreasing the revenues to asset managers. Such reduced asset management revenues could place pressure on our clients to cut their cost of services, which in turn could adversely impact our sales and renewal rates.

Possible Adverse Effects of Option Exercises

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of Barra common stock could decline. At December 31, 2001, there were outstanding exercisable options to purchase approximately 3,494,000 shares of Barra common stock issued under various Barra stock option plans. As of that date, options to purchase about 3,419,000 shares of Barra Common Stock had exercise prices below our closing common stock price on December 31, 2001 ($47.09).

Effect of Certain Charter and Bylaw Provisions and Anti-Takeover Provisions; Possible Issuance of Preferred Stock

Our Certificate of Incorporation, Bylaws, and certain Delaware laws contain provisions that may discourage a third party from acquiring Barra. This may deprive stockholders of certain opportunities to receive a premium for their shares as part of an acquisition of Barra. Among other things, our board of directors has adopted a stockholders rights plan, commonly referred to as a "poison pill." If triggered, the poison pill would significantly dilute a stockholder's equity stake in Barra if it attempted to acquire Barra without the approval of the board of directors. In addition, certain provisions of Delaware corporate law limit business combinations with 15% or greater stockholders that have not been approved by the board of directors. These and other provisions could make it more difficult for a third party to buy, or could discourage a third party from buying, a majority of our outstanding stock.

Impact of Legal and Regulatory Proceedings

Throughout this report we have made various disclosures regarding the possibility of certain legal and regulatory proceedings. Many factors may affect the outcome of such proceedings. Accordingly, until such proceedings are finally resolved, it is difficult to determine the likelihood of a favorable outcome, the direct and indirect costs associated with the proceeding, or, in the event of an unfavorable outcome, the amount of any loss. Any proceeding, even if the outcome were to be ultimately favorable to us, would likely involve a significant commitment of our management, personnel, financial and other resources. This alone could have a material adverse effect on our business, financial condition, or results of operations.

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $41.3 million at December 31, 2001 with an average interest rate of 2.0%. At December 31, 2001, the portfolio also had approximately $192.1 million of short-term, high credit quality municipal and corporate debt securities with an average taxable equivalent interest rate of 4.3%. The significant increase in the balance of this segment of the portfolio resulted from the consideration received from the sale of Symphony. The short-term money market funds and the municipal and corporate debt securities are not insured and, because of the short-term nature of the investments, are subject to credit risk, but are not likely to fluctuate significantly in market value.

Equity Market Risk

We had approximately $14.1 million at December 31, 2001 invested in investment products managed by our former Symphony venture. These investments are in primarily market-neutral programs, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

We have a hedging program in place which is designed to reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At December 31, 2001, we had one contract to sell 500 million yen at 131, maturing on February 4, 2002, with an unrealized gain of $19,000. Also at December 31, 2001, we had one contract to sell 5 million euro at 0.8766, maturing on February 4, 2002, with an unrealized loss of $74,000. Additionally, at December 31, 2001, we had one contract to sell 5 million pounds at 1.4407, maturing on February 4, 2002, with an unrealized loss of $76,000. We enter into forward currency contracts only with approved counter-parties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

We have no foreign debt and our non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

All information that is required by this item was reported under the heading "Legal Proceedings" in our March 31, 2001 Form 10-K. There have been no other material developments in our legal proceedings since the date of our Form 10-K. From time to time, we may be involved in litigation incidental to the conduct of our business. Except as otherwise disclosed in our periodic filings, we are not currently a party to any legal proceedings that are material to our business.

ITEM 5. OTHER INFORMATION.

Promissory Note

On October 25, 2001, we made a loan in the amount of $250,000 to Robert Honeycutt, our Chief Operating Officer. The loan is secured by certain real property owned by Mr. Honeycutt. The loan is interest-free and is due and payable by Mr. Honeycutt in four equal annual installments of $62,500 each beginning October 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
10.25	Secured Promissory Note of Robert L. Honeycutt dated January 30, 2002.

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRA, Inc.

(Registrant)

Dated: February 13, 2002

By:	/s/ Kamal Duggirala

Kamal Duggirala
President and Chief Executive Officer

Dated: February 13, 2002

By:	/s/ Greg V. Stockett

Greg V. Stockett
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.25	Secured Promissory Note of Robert L. Honeycutt dated January 30, 2002.