Form 10-K
period 2002-03-31
BARRA INC /CA
filed 2002-06-26
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended March 31, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number 0-19690

Barra, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2993326 (IRS Employer Identification Number)

2100 Milvia Street, Berkeley, California (Address of principal executive offices)	94704-1113 (zip code)

(510) 548-5442
(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 3, 2002, as reported on The Nasdaq Stock Market® (Nasdaq), was approximately $738,522,503. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of June 3, 2002 was 21,576,463.

DOCUMENTS INCORPORATED BY REFERENCE

Documents to be Incorporated by Reference	Section of Form 10-K

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission (SEC) along with this Form 10-K (Proxy Statement)	Part III

Portions of the 2002 Annual Report to Shareholders, filed with the SEC as an exhibit to this Form 10-K (2002 Annual Report)	Part II

PART I
ITEM 1. BUSINESS
Business Units and Segments
Marketing, Sales, Clients and Client Support
POSIT Revenue Contributions
Research and Product Development
Competition
Proprietary Rights and Licenses
Government Regulation
International Operations
Employees
Risk Factors
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
EXHIBIT 13.1
EXHIBIT 21.1
EXHIBIT 23.1

PART I

ITEM 1. BUSINESS

This Business Section and other parts of this Form 10-K, as well as portions of our 2002 Annual Report to Shareholders, contain forward-looking statements that involve risks and uncertainties. For further information regarding these forward-looking statements and the factors that could cause actual results to differ please look at the Risk Factors section of this Part I and the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Form 10-K.

Barra, Inc. (which may be referred to as Barra, the Company, we, us or our) is an investment risk management company that provides innovative solutions to financial professionals worldwide. We have two business units. Our Core Business provides portfolio risk management and enterprise risk management systems to investment professionals. Our Ventures Business develops new lines of business by leveraging our core research and development, generally through strategic partnerships.

Our fiscal year for financial reporting purposes is April 1 through March 31. The fiscal years are referred to using the year in which the end of the fiscal year falls. Unless otherwise noted, all references in this Form 10-K to 2002, 2001, 2000, 1999, or 1998 are to the fiscal year ending on March 31st in the year named. This means that the fiscal year ending March 31, 2002 is referred to as “2002.”

Throughout this Form 10-K we “incorporate by reference” certain information from parts of other documents that we have filed with the SEC. The SEC allows us to avoid duplication and disclose important information by referring to it in that manner. Please refer to this information.

All share and per share amounts in this Form 10-K have been restated to reflect a three-for-two stock split effective December 18, 2000 and a three-for-two stock split effective September 22, 1997.

Business Units and Segments

Our activities are organized into two business units, our Core Business and our Ventures Business. As further described below, our Core Business consists of one business segment: portfolio and enterprise risk management systems. For certain periods during 2002, our Ventures Business consisted of three business segments: Portfolio System for Institutional Trading (POSIT®), Symphony Asset Management (Symphony) and Other Ventures. As of April 1, 2002, the Ventures Business unit consisted solely of the POSIT business segment and certain minority equity investments in Other Ventures.

We sold or terminated four venture businesses during 2002 as part of our strategy to focus on our Core Business. As a result of this process, in July 2001, Barra completed the sale of its ownership stake in Symphony Asset Management LLC to The John Nuveen Company. In August of 2001, we sold our Bond Express subsidiary to ValuBond, Inc. Finally, in the last quarter of 2002, we divested both of our consulting ventures, Barra Strategic Consulting Group and Barra RogersCasey. Barra Strategic Consulting Group ceased operations in February 2002, and in March 2002, Barra RogersCasey was sold to a subsidiary of Capital Resource Holdings, LLC. As a result of these divestitures, historical results of operations from these businesses have been reclassified in the accompanying consolidated statements of income to discontinued operations. (See Note 4 in the accompanying Consolidated Financial Statements.)

While our two business units serve some common clients, they each require different marketing and distribution strategies, and operate as separate companies.

•	Core Business — Our Core Business is composed of our portfolio risk management and enterprise risk management systems.

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

•	Data — To develop our data, we license data from more than 120 third party sources. Using our own proprietary algorithms, we create proprietary data for equity, fixed income, currency and other financial instruments for all major global markets and asset classes.

•	Models — We have used our proprietary databases and methodology to develop risk, return and transaction cost prediction models for most of the world’s publicly traded securities. Our risk predictions are frequently refreshed by updated feeds of our proprietary data.

•	Software Applications — Our models and data are made available to investment professionals through a broad range of software applications. We deliver these applications to customers worldwide via a variety of platforms. We primarily provide Microsoft® Windows™ standard software, which interfaces with each customer’s own office productivity system. We are presently engaged in the process of completing development on a web-based product that is scheduled to be released in 2003.

Our Core Business product suite is divided into portfolio risk management and enterprise risk management systems, offering solutions to both portfolio and business level decision-makers.

•	Portfolio Risk Management Systems — Our portfolio risk management products are designed to help investment professionals construct optimal portfolios by measuring and managing risk. Our proprietary risk factors help investment managers identify and confirm the sources of risk within their portfolios, as well as make decisions about any sources of risk they might want to eliminate, in order to achieve a desired level of return.

Our portfolio risk management products are divided into three application suites:

•	The Barra Aegis System™ — is a suite of equity risk management software applications for managing equity securities and derivatives. It provides a flexible, comprehensive framework for portfolio managers to develop return forecasts, as well as control risk and costs.
•	The Barra Cosmos System™ — allows global fixed income portfolio managers to manage risk and optimize return in a multi-currency, global bond portfolio. This adaptable system integrates specific bond, derivative and currency strategies to reflect each user’s investment style, while monitoring the overall risk exposure of the portfolio’s positions.
•	BarraOne™ — is intended to meet the needs of small investment management firms and offers portfolio level risk analysis accessible via a web browser. This product is currently in beta testing and is scheduled for release during the summer of 2003.

•	Enterprise Risk Management Systems — Our enterprise risk management product combines our various models and analytics to provide senior business managers at large asset management firms and corporations with the tools they need to manage their investment risks firm-wide.

•	The Barra TotalRisk System™ — Barra’s enterprise risk management product integrates our models into a firm-wide risk platform that addresses both the business and technology issues of delivering a consolidated view of financial risk across a given enterprise. It offers the benefits of a flexible software architecture that adapts to evolving business and technology requirements, and is scalable across multiple user sites. TotalRisk is used by large multi-product asset managers, pension funds and corporate treasuries to monitor compliance against benchmarks and fund guidelines.

We generally provide our Core Business products to clients on an annual subscription basis. The annual subscription price for most of our individual portfolio management products starts at around $60,000. Comprehensive subscriptions often consist of a combination of our products and have significantly higher annual subscription prices. Our standard fees generally include use of the relevant models and applications, periodic database updates, and basic client support for one user.

The global and enterprise wide solutions that we offer often require system integration, support and management. Many of our large and complex projects (including most of our enterprise risk management systems) involve additional consulting services. These consulting services include on-site resources to assist with the migration of our products and systems onto a client’s existing infrastructure. Our consultants also help with data gathering, integration and aggregation across a client’s complete enterprise. These consulting services are typically provided to our clients for an additional fee.

As a result of Barra’s 25-year history in financial research, we have amassed a unique library of research models and a large base of historical data. We also offer annual subscriptions of proprietary data and models on a stand-alone basis. A library of published research papers and archived newsletter articles authored by Barra employees is also available on line.

•	Ventures Business — Our Ventures Business develops new lines of business by leveraging our core research and development into new markets. During 2002 the Ventures Business unit consisted of several distinct, generally autonomous companies including POSIT, Symphony Asset Management, Bond Express, Inc., Barra RogersCasey and the Barra Strategic Consulting Group. During 2002, we sold or terminated many venture businesses as part of our strategy to focus on our Core Business. As a result of this process, in July 2001 we completed the sale of our ownership stake in Symphony Asset Management LLC to The John Nuveen Company. In August 2001, we sold our Bond Express subsidiary to ValuBond, Inc. Finally, in the last quarter of 2002, we divested both of our consulting ventures, Barra Strategic Consulting Group and Barra RogersCasey. Barra Strategic Consulting Group ceased operations in February 2002, and in March 2002, Barra RogersCasey was sold to a subsidiary of Capital Resource Holdings, LLC. As a result of these divestitures, results of operations from these businesses have been reclassified in the accompanying consolidated statements of income to discontinued operations. (See Note 4 to the accompanying Consolidated Financial Statements.)

•	POSIT — For years, our research into transactions has focused on cost control. We believed that technology could empower institutional equity investors to increase investment performance by reducing transaction costs. In 1987, this focus resulted in the launch of POSIT, an electronic system for low-cost, confidential trade matching during the market day. POSIT is a computerized trading system through which clients enter buy and sell orders to trade single stocks and portfolios of securities among themselves in a confidential environment. The POSIT crossing network is designed to minimize market impact and other trading costs. POSIT provides a substantial pool of alternative liquidity with annual volume exceeding more than 9.3 billion shares in calendar 2001.

The POSIT technology is owned by a 50-50 general partnership between Barra and a subsidiary of Investment Technology Group, Inc. (ITG). We initially developed the POSIT technology and have since jointly enhanced it with ITG. Orders may be placed in the POSIT system directly via computer to computer links or the QuantEX system, ITG Platform, ITG Web Access or other computer-computer links, or indirectly through ITG’s Electronic Trading Desk personnel. In the U.S., ITG has also entered into arrangements with vendors of other popular trading systems to allow users the flexibility to route orders directly to POSIT from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and others. Clients can also access POSIT through ITG’s brokerage subsidiary, AlterNet.

•	U.S. POSIT — Through a license from the POSIT joint venture, a subsidiary of ITG operates the U.S. equity version of the POSIT system. All trades of U.S. equities executed through U.S. POSIT are cleared by, and all brokerage commissions are paid to, ITG. We receive a share of the royalties paid to the POSIT partnership by ITG. Our share of these royalties is equal to approximately 13% of the commissions received by ITG for trades of securities on U.S. POSIT. Total U.S. POSIT trading volumes for the past five calendar years are shown below:

	2001	2000	1999	1998	1997

Trading Volume	9.3 billion shares	7.8 billion shares	6.5 billion shares	5.8 billion shares	3.6 billion shares

U.S. POSIT currently accepts orders for approximately 18,000 different equity securities, but it can be modified, as the need arises, to include additional equity securities. An algorithm is run at scheduled times during each trading day to find the maximum possible number of any buy and sell orders that match or “cross.”

•	EuroPOSIT™ — EuroPOSIT was developed using the original POSIT technology. It was launched in November 1998. It is operated by Investment Technology Group (Europe) Limited (ITGE), a Republic of Ireland venture that is owned by ITG. EuroPOSIT runs six daily matches and currently covers equities in the U.K., France, Germany, Italy, Spain, Switzerland, Belgium and the Netherlands. ITGE expects to cover equities from additional European nations over time. All EuroPOSIT trades of equities are cleared by, and all brokerage commissions are paid to, ITGE. A royalty is then paid to the POSIT joint venture based upon the commissions received by ITGE for trades of European securities on EuroPOSIT. We receive a share of that royalty after expenses.
•	Australia/New Zealand POSIT — Using the original POSIT technology, we developed an Australia/New Zealand equity version of POSIT in 1997. All trades of Australia and New Zealand equities executed through Australia/New Zealand POSIT are cleared by, and all brokerage commissions are paid to, ITG Australia Limited (ITGA), an Australian entity owned by ITG. A royalty is paid to the POSIT joint venture based on commissions received by ITGA for trades of Australia and New Zealand securities on Australia/New Zealand POSIT. We receive a share of that royalty after expenses.
•	Canada POSIT — In June 2001, the POSIT joint venture entered into an agreement to license the Canadian version of the POSIT system to the Toronto Stock Exchange (TSE). This Canadian version of POSIT operates as a facility of the TSE for TSE listed securities and was launched in April 2002. All Canada POSIT trades of equities are cleared by, and all exchange fees are paid to, the TSE. A royalty is then paid to the POSIT joint venture based upon the commissions received by the TSE for trades of Canadian equities on Canada POSIT. We receive a share of that royalty after expenses.

•	Symphony — In July 2001, Barra completed the sale of its 50% ownership stake in Symphony Asset Management LLC (Symphony) to The John Nuveen Company. Symphony, which was co-founded by Barra and the owners of Maestro LLC in 1994, offers a host of asset management services through collective investment vehicles and separate accounts. Maestro LLC, which is owned by the Symphony principals who operate the business, also sold its equity stake to the John Nuveen Company in the same transaction. (See Note 4 to the Consolidated Financial Statements for a description of the terms of the sale.)

•	Other Ventures — Prior to their divestiture, several wholly-owned businesses comprised the Other Ventures business segment, including Bond Express, Inc., Barra RogersCasey, Inc. and Barra Strategic Consulting Group. We also hold certain minority equity interests in other businesses.

•	Bond Express™ — In September 2001, the company sold its Bond Express subsidiary to ValuBond, Inc. Bond Express is an aggregator of bond offerings in the United States. (See Note 4 to the Consolidated Financial Statements for a description of the terms of the sale.)

•	Barra RogersCasey — In March 2002, Barra RogersCasey, Inc. was sold to a subsidiary of Capital Resource Holdings LLC. Barra RogersCasey offers a full range of investment consulting services, fund-of-funds and private equity investment products and plans, and the InvestWorks™ system. Originally founded in 1976, this business became one of the nation’s first investment consulting firms specializing in providing advisory services to institutional investors. We acquired this business in 1996, and during 2002 Barra RogersCasey served more than 100 clients representing a broad cross-section of both public and private institutional investors with over $500 billion in assets. (See Note 4 to the Consolidated Financial Statements for a description of the terms of the sale.)

•	Strategic Consulting — Barra Strategic Consulting Group, which ceased operations in February 2002, was a division of our parent company that provides consulting services to asset management firms. This venture consisted of approximately thirty professionals with expertise in management consulting, investment management, investment consulting, investment research and/or market research. (See Note 4 to the Consolidated Financial Statements for a description of the closure.)

•	Other Ventures — Other Ventures also includes our minority investments in Alacra, Inc. (Alacra) and ValuBond Inc. (ValuBond)

•	Alacra — We own approximately 17% of Alacra, Inc. on a fully diluted basis. Alacra aggregates, cross-indexes, repackages and resells over 90 different business databases, delivering quantitative information directly to Microsoft Excel and textual information in HTML, Microsoft Word and as PDF documents. In May 1998, we granted Alacra a non-exclusive worldwide license to market certain of our proprietary databases. Alacra customers pay a monthly fee to access their services and then purchase content on either a pay-per-view and/or subscription basis. In May 2001, Alacra launched Alacra Book, which electronically builds comprehensive company profiles containing content from multiple publishers.

•	ValuBond — As consideration for the sale of Bond Express to ValuBond, Barra received 2,989,237 shares of convertible preferred stock in ValuBond representing approximately 8% of its equity on a fully diluted basis. ValuBond uses technology to offer financial services firms trading and private label products that enable them to provide access to primary and secondary inventory and infrastructure for trading and execution.

Marketing, Sales, Clients and Client Support

Core Business — We currently serve portfolio risk management and enterprise risk management clients at approximately 650 institutions in over 30 countries. These relationships translate into approximately 1100 separate client accounts. Our clients for these systems include active and passive equity managers, fixed income managers, global managers, fund sponsors, pension and investment consultants, banks, insurance companies, broker/dealers and corporate treasurers. The marketing, sales and client support activities are integrated across all of the products offered by this segment. The large and complex nature of our enterprise risk management projects require additional consulting and support services to assist in the implementation, integration, support and management of these systems.

We market our portfolio risk management and enterprise risk management systems to a broad set of financial service providers and institutional investors throughout the world. When marketing new Core Business products, we focus on significant participants in the relevant market segments of the investment community. Our marketing efforts are focused on defining new market segments and geographies and educating them about portfolio and enterprise risk management. This helps us extend Barra’s market penetration across many markets and geographies. In some instances, this brand extension involves new institutions. In other instances, we focus on a different business group inside of some of our existing clients where our products are not yet being used.

In addition, we use a variety of marketing and communication channels to achieve market education and broader market penetration on a global scale. Through our targeted advertising campaign, we are extending our brand recognition into new and existing markets. Our advertising campaign focuses on business and trade publications in relevant geographic markets. In addition to traditional print advertising, we have also developed targeted on-line efforts that include a web site, focused direct online marketing activities and online product training. Our marketing efforts also include targeted direct mailings and several public relations activities, including participation in more than 75 trade shows, seminars, and conferences each year.

We use a direct sales force to distribute our portfolio risk management and enterprise risk management systems throughout the world. In the U.S., products are marketed directly by our parent company. Throughout the rest of the world, they are primarily marketed by our wholly-owned subsidiaries: Barra International (Japan), Ltd. (Barra Japan) in Japan, Barra Consult Ltda. (Barra Brazil) in South America, and Barra International, Ltd. (Barra International) elsewhere. For all of our Core Business products, we work closely with clients to provide ongoing service and support. Our client support professionals provide training in the methodologies underlying each product and in the use of the product, telephone support, on-line support, and routine consulting services are provided. Our sales and client support personnel are generally required to have strong academic and financial backgrounds. We offer these services via a global structure, with most of the relevant employees located outside our Berkeley, California headquarters.

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

Ventures Business — The marketing, sales and client support activities for POSIT are controlled and managed by ITG, Inc.

POSIT — The institutional investors currently using POSIT include corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker dealers and mutual funds. All marketing, sales and direct (first tier) client support for the various POSIT crossing networks is conducted by the entity licensed to operate each network. Barra generally provides second tier support to the various POSIT licensees on behalf of the POSIT joint venture. ITG conducts the marketing and provides the sales and first tier client support for U.S. POSIT primarily through the sales, support and consulting activities of its research group. These activities include introducing clients and prospects to the features, pricing and technical/functional specifications of the system. ITGE conducts the marketing and provides the sales and first tier client support for EuroPOSIT. ITGA conducts the marketing and provides the sales and first tier client support for Australia/New Zealand POSIT. The Toronto Stock Exchange conducts the marketing and provides the sales and first tier client support for Canada POSIT.

POSIT Revenue Contributions

Other than revenue from POSIT, no entity not entirely owned by us and no customer of any of our business segments accounted for more than 10% of our total operating revenues in 2002. POSIT accounted for 16%, 16%, and 17% in years 2002, 2001 and 2000 respectively. We do not believe that the loss of revenue from any single customer or any single entity not wholly-owned by us (other than POSIT) would have a material adverse effect on our business, operating results or financial condition.

Research and Product Development

Innovations by our research and development operations are critical to the success of our Core Business and to the efforts of our Ventures Business. In research and development activities, we approach investment problems from various angles, starting with their theoretical underpinnings and continuing through the practical implementation of solutions. Our goal is to develop and bring to market innovative products and solutions to help our clients make superior investment and trading decisions. This goal has been supported by our substantial research and development investments. We spent approximately $21 million in 2002, $21 million in 2001 and $19 million in 2000 on Barra-sponsored research and development, representing 14%, 16%, and 17%, respectively, of our total operating revenues for those years.

We work closely with ITG on the research and development of POSIT enhancements. We believe that this effort is necessary to remain competitive in a securities industry with increasing demand for technology-based services. We expect to continue this level of investment to improve existing services and continue the development of new services.

Competition

Core Business — The markets for our portfolio risk management and enterprise risk management systems are competitive but fragmented into many areas of specialization. We presently compete in many geographic areas and across many areas of specialization. There are competitive product sets for all Barra products. In some cases, we only experience this competition in a specific region and in other cases these competitors are on a global scale. No single competitor, however, currently competes across our entire range of products, services and geographic markets for this business segment.

•	Portfolio Risk Management Systems — We compete with several other companies that have developed financial models, applications and databases. Few of these competitors, however, target clients in our major portfolio risk management market, which primarily consists of portfolio managers with an excess of $2 billion under management. In addition, no single competitor offers a suite of products that competes with our entire Aegis System or Cosmos System of products. For example Wilshire Associates and Northfield each offer products that compete with some components of our Aegis System. These products and other competitive products, however, often offer levels of functionality different from those offered by our products, and may be based on a different type of risk modeling.

•	Enterprise Risk Management Systems — Algorithmics Incorporated and Askari (a business unit of State Street Corporation) offer products and services that compete with our enterprise risk management business. These competing products are mostly sold to banks, brokerage firms and insurance companies. To date we have focused our TotalRisk sales, support and marketing efforts on the buy side, specifically targeting asset managers, pension fund managers and corporate treasuries, which is where we believe we possess significant competitive advantage in terms of features and functionality.

•	BarraOne — BarraOne is expected to compete in two categories of products- those that use ASP technology and those that have similar analytics. None of the competitors in this space provide a web-based, interactive technology and multi-asset class coverage. The most significant competitors in this category are Factset, Riskmetrics and Wilshire.

We believe that the principal competitive factors facing our Core Business are:

•	research and technical capabilities;

•	product breadth and architecture;

•	product features and functions;

•	quality of customer support and service;

•	professional and product reputation;

•	asset coverage;

•	ease of use; and

•	price.

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

Ventures Business — POSIT

POSIT — POSIT competes with services offered by leading brokerage firms and transaction processing firms, with providers of electronic trading and trade order management systems and with financial information services. POSIT also competes with various national and regional and securities exchanges and exchange facilities, such as Nasdaq, electronic communications networks (ECNs), such as Instinet and Archipelago, and alternative trading systems (ATSs) for trade execution services. Many of POSIT’s competitors have substantially greater financial, research and development and other resources. We believe that POSIT competes on the basis of:

•	access to liquidity;

•	transaction costs;

•	confidentiality;

•	market impact cost reduction;

•	timeliness of execution; and

•	probability of trade execution.

Although we believe that POSIT competes favorably with respect to these factors and has established certain competitive advantages, its ability to maintain these advantages will require continued investment in the development of POSIT.

Proprietary Rights and Licenses

Core Business — We rely on a combination of trade secret, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. We currently hold no utility patents, but are applying for one design and two utility patents on certain of our proprietary technologies.

We seek to protect our proprietary assets through non-disclosure undertakings with our employees, clients and partners. In addition, we rely on the following factors to protect the intellectual property of our Core Business products:

•	Access to the knowledge, ability and experience of our employees is necessary for many of our clients to obtain the support necessary to operate our products.

•	A quarter century of data collection and derivation have created an unrivaled historical database, which is used to fuel and update our models.

•	To achieve full functionality, our products are dependent on timely product enhancements and database updates.

•	Initial and continuing access to our proprietary databases is often required for our Core Business products to function.

Ventures Business — POSIT

POSIT — The technology used to operate each of the POSIT systems is owned by the POSIT joint venture. The joint venture in turn licenses the technology to ITG, ITGE and ITGA. Under the terms of our joint venture agreement, we and ITG are prohibited from competing, directly or indirectly, with POSIT. The licensee operators of POSIT are also subject to restrictions on competition with POSIT. Related agreements also require that we provide certain support services to the POSIT partnership, including the availability of experienced personnel and support for the development and maintenance of the POSIT system. The POSIT joint venture may also earn a royalty from licensing POSIT to other businesses in other markets. Under the terms of the joint venture agreement, ITG generally has the right to approve any sale, transfer, assignment or encumbrance of our interest in the POSIT joint venture.

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

Other Ventures — Our Other Ventures are subject to the same intellectual property factors as described for the Core Business above.

For a further discussion of Proprietary Rights and Licenses, see the subsection of the same name under Risk Factors below.

Government Regulation

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. In the U.S., the main governmental authority regulating us is the SEC. The SEC has oversight over our activities due to our status as a publicly traded company and due to the investment advisory nature of some of our businesses. It also regulates the businesses of many of our clients and joint venture partners.

Advisers Act

Our parent company, Barra, Inc., is currently registered as an investment adviser solely in the state of California but is seeking an exemption from the SEC to permit federal registration under the Advisers Act. As a registered investment adviser we are required to meet certain financial criteria, including the maintenance of minimum net capital levels. We are also are subject to certain obligations, fiduciary duties and prohibitions with respect to our operations, including our dealings with clients. These include certain required disclosures to clients and potential clients, limitations on receipt of performance-based compensation and restrictions with respect to transactions involving potential conflicts of interest.

The development of certain other one-off consulting arrangements performed by one unit of our Core Business may constitute providing investment advice under the Advisers Act and we are currently registered as an investment adviser in the State of California with respect to such activities. We believe and have adopted the position that the products of our Core Business do not otherwise provide investment advice for purposes of the Advisers Act.

Data Privacy Legislation

More than 40 countries have adopted some form of data privacy legislation. In the U.S., much privacy legislation has been introduced in Congress and in most of the 50 states. Currently, with the exception of certain types of data (such as financial and medical data), most personal data on the Internet is protected only by voluntary self-regulation in the form of the privacy policies implemented by each website. The Federal Trade Commission does, however, have the authority to force companies to live up to their stated privacy policies. In addition, the SEC has adopted the Regulation S-P (Reg. S-P) privacy rules promulgated under the Gramm-Leach-Bliley Act (GLB Act). Under Reg. S-P and the GLB Act a financial institution must provide its customers with notice of its privacy policies and practices, and must not disclose nonpublic personal information about a consumer to nonaffiliated third parties unless the institution provides certain information to the consumer and the consumer has not elected to opt out of the disclosure. The GLB Act also requires the SEC to establish appropriate standards for the protection of customer information by financial institutions. In the European Union, the Data Protection Act of 1998 (DPA) governs the collection and distribution of personal data. The London branch of Barra International is registered under the DPA. We are in the process of conforming our privacy policy to the requirements of Reg. S-P, the GLB Act, the DPA and other relevant data privacy legislation.

Dealers and Alternative Trading Systems (ATS)

Upon POSIT’s inception, the POSIT joint venture obtained a “no-action” letter from the SEC. In that letter, the SEC advised POSIT that it would not recommend enforcement action to require registration as a stock exchange. Pursuant to the conditions of the “no-action” letter and under Rule 17a-23 of the Securities Exchange Act of 1934, as amended (Rule17a-23), the operators of POSIT in the U.S. were required to maintain certain records and to provide the SEC with certain reports and data. On April 21, 1999, SEC Regulation ATS became effective. Regulation ATS repealed Rule 17a-23 and established a new regulatory framework for ATSs such as POSIT. Regulation ATS allows ATSs to choose to register as exchanges or as broker/dealers and requires compliance and reporting requirements that are similar to those in Rule 17a-23. Since the effectiveness of SEC Regulation ATS, ITG has operated U.S. POSIT as part of its own broker/dealer operations. Accordingly, POSIT is no longer subject to the restrictions of the “no-action” letter and has not been registered with the SEC as an exchange.

Our wholly owned subsidiary Barra International (AUS) Pty Ltd. is registered as a dealer under Section 784 of the Companies Act in Australia, and as such, is subject to regulations administered by the Australian Securities and Investment Commission (ASIC).

Soft Dollars

We estimate that approximately 16% of our total operating revenues are received from U.S. brokers who direct us to provide Core Business products to designated clients in the United States. These clients are money managers, fund sponsors and consultants using commissions generated by their advised accounts with the broker to obtain investment research and brokerage services. The funds used by these U.S. brokers to pay for the services are referred to in the securities industry as “soft dollars.” We also have a data contract with Standard & Poor’s Securities, Inc. (SPSI). Under that contract, SPSI and its affiliates provide us with certain U.S. equity data. In return, the contract requires that only SPSI accounts be used for soft dollar payment for the portions of our products that use SPSI data.

Brazilian Central Bank Registration

Barra Brazil is required to register its exchange agreements with the Brazilian Central Bank (BCB).

International Operations

In 2002, 2001 and 2000 we derived approximately 46% , 47% and 47% of our total operating revenues, respectively, from customers outside the U.S. We also have significant operations for our Core Business outside the U.S., which are conducted primarily through our subsidiaries. During 2000, we used an independent contractor to conduct our Core Business in Canada. Please refer to the Geographic Data table in Note 11 of the Notes to our Consolidated Financial Statements for a breakdown of revenues by major geographic areas and business segments.

In 2002, no single country, outside the U.S., Japan and the U.K., had revenues approaching 10% of our total revenues. In addition, our aggregate sales to European Community countries were about 25% of our revenues.

Certain of our activities outside the U.S. are also subject to government-imposed constraints that affect our businesses. See Government Regulation above.

Employees

As of June 3, 2002 our Core Business and Ventures Businesses employed 528 persons through our parent company. Geographically, this total breaks down approximately as follows:

•	North America — 382;

•	Europe and Africa — 83;

•	Asia and Australia — 57; and

•	South America — 6.

None of our employees were represented by labor unions in 2002. We have experienced no work stoppages and generally believe that our employee relations are good.

Risk Factors

This Form 10-K and our 2002 Annual Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements give our current expectations or forecasts of future actions, events or results. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, designed, future, forecast, perceive, possible, potential, targeted, may, scheduled, will, would, could, should, forward, assure and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Our forward-looking statements include statements concerning our future financial results, market activities, product development and business model. From time to time we may also provide oral or written forward-looking statements in other materials that become publicly available.

Any or all of the forward-looking statements that we make in this Form 10-K, our 2002 Annual Report or any other public statements we issue may turn out to be wrong. They can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Many factors described in this Risk Factors section and elsewhere in this Form 10-K and in our 2002 Annual Report may cause our actual results to vary materially from our historical or expected results. Other factors, besides those outlined herein or in our 2002 Annual Report could also adversely affect us or our business. Consequently, no forward-looking statement can be guaranteed.

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any future disclosures we make on related subjects in our subsequent Form 10-Q, 8-K and 10-K filings with the SEC.

This section should be read in conjunction with the general description of our business in this Part I and in our 2002 Annual Report and the audited consolidated financial statements and related notes, the selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.

Fluctuations in Quarterly Operating Results

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter, as they have in the past. Factors specifically relating to our business segments are outlined below:

•	Core Business — Our Core Business revenues in any quarter depend substantially upon our total contracting activity (including renewals of existing contracts) and the related timing of when new subscriptions begin. We derive revenue from our Core Business primarily through annual subscriptions that automatically renew unless canceled. There is no assurance that these renewals will continue. Annual subscription fees are recorded as revenues over each subscription period at the rate of 1/12th per month. Consequently, sales of subscriptions in any one month impact reported revenues evenly over the next twelve months. For this reason, our Core Business subscription revenues are not normally subject to significant variability during a year.

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

•	Ventures Business — Diverse factors cause variability of operating results in our POSIT Venture Business.

POSIT — The several POSIT systems can experience and have experienced significant fluctuations in trading volume. Since approximately 16% of our operating revenue and a significant portion of our income by segment came from this venture in 2002, these fluctuations can have and have had a significant impact on our revenue and operating income.

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

Dependence on Availability of Data

We currently obtain data from over 120 third-party vendors that is used in our products and services. Any interruption of our supply of data from a principal data vendor or vendors, or an interruption of our own data operations or data update processes could have a material adverse effect on our business, financial condition or results of operations. These adverse effects include, for example, our products or services becoming inoperable or their performance being materially reduced.

If any of our data vendors change their product offerings, we may need to incur additional costs to ensure continued performance of our products and services. In addition, if the cost of licensing any of these third-party data products materially increases, our gross margin levels could materially decrease.

International Operations

In 2002 over 46% of our revenues came from customers outside the United States. We anticipate that revenues from customers outside the U.S. will continue to be a significant part of our total revenues for the foreseeable future. Sales and operations outside the U.S. are subject to unique risks, including:

•	unexpected changes in regulatory requirements;

•	unexpected changes in exchange rates, tariffs and other trade barriers;

•	political or economic instability;

•	seasonal factors, particularly in Europe;

•	difficulties in staffing, managing and integrating foreign operations;

•	longer payment cycles;

•	difficulties or delays in translating products and related documentation into foreign languages;

•	currency fluctuations and conversion risks; and

•	potentially adverse tax consequences.

Any of these factors could have a material adverse effect on our business, financial condition or results of operation.

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

Some common risks associated with acquisitions and joint ventures include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired technologies or products with our own;

•	the substantial management time devoted to such activities;

•	undisclosed liabilities;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	the risk that the acquired business will not achieve anticipated earnings and revenues;

•	the failure to realize anticipated benefits (such as cost savings and synergies);

•	customer dissatisfaction with, or problems caused by, the performance of any acquired technologies; and

•	geographic dispersion of operations and the complexities of international operations.

Some common risks associated with divestitures include:

•	the inability to fulfill representations and warranties made to a buyer;

•	the risk that the divested business will not meet the revenues or earnings requirements necessary to achieve subsequent earn-out goals;

•	the failure to remain within the scope of the non-competition undertakings requested by a buyer;

•	the transitioning of the divested business to a stand-alone operation that is separate from the research, development and support services previously offered by Barra; and

•	costly litigation stemming from post-closing disputes.

We may not be successful in overcoming these risks or any other problems encountered in these transactions.

Limited Protection of Intellectual Property and Proprietary Rights and Potential Infringement of Third Party Intellectual Property Rights

We consider certain aspects of our products, related internal data update processes and services to be proprietary. We currently hold no patents. We rely primarily on a combination of trade secret, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. Despite our efforts, a third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. We cannot assure that any of the rights granted under any copyright or trademark that we may obtain will protect our competitive advantages. Our competitors may also independently develop and patent technology that is the same or similar to ours or may obtain access to our proprietary technology. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Also, some elements of our products and services are not subject to intellectual property protection.

We believe that our products, processes and trademarks do not infringe the intellectual property rights of third parties. There can be no assurance, however, that the intellectual property which we have acquired will not be challenged by infringement claims in the future. Such claims could require us to enter into royalty arrangements or could result in costly litigation.

•	Trademarks — We have registered “Barra” as a trademark in the U.S. and in certain foreign countries. We have also registered other product trademarks and certain service marks in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or mark of choice will be available.

•	Patents — Businesses operating in the financial services sector, including our competitors and potential competitors, have in recent years increasingly pursued patent protection for their technologies and business methods. We currently hold no patents. We are, however, currently applying for two utility patents and one design patent on certain of our proprietary technologies. Patent applications can be extremely costly to process and defend and we cannot assure that any of the rights granted under any patent that we may obtain will protect our competitive advantages. Under current law, we do not believe it is feasible to determine in advance whether any of our existing products or any of their components or a service or method infringes on the patent rights of others. From time to time we will receive notices from others containing claims or potential claims of intellectual property infringement. We may also be called upon to defend a joint venture partner, customer, vendor or licensee against such third party claims. Responding to these types of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business, operating results or financial condition. Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. There can be no assurance that these licenses will be made on terms that are commercially acceptable to us, if at all.

•	License Agreements — The software and data products of our Core Business and Ventures Businesses are generally licensed to end users on a periodic subscription basis in a nontransferable license signed by the client. We also permit access to some products through the Internet under on-line licenses that are acknowledged by the licensee. The enforceability of these on-line licenses has not been conclusively determined by the courts. We are frequently required to obtain licenses to the proprietary rights of data vendors or others. There can be no assurance that these licenses will be made available on terms acceptable to us, if at all.

•	Trade Secret and Copyright — Existing trade secret and copyright laws only offer us limited protection for our proprietary assets. We believe that the rapid pace of technological change in the software and investment solution industries and the recent explosion of business method patents in these industries will only make trade secret and copyright protection less significant over time. Consequently, our competitors may independently develop and patent technologies that are substantially equivalent to or superior to our technology. To protect the proprietary assets of our Core Business, we are considering, and in some cases applying for, patents for certain of our products and we rely on the following unique aspects of our business:

•	The development, maintenance, support and use of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees; and

•	Most of the software in our products is dependent upon (and of little utility without) continuing access to the historical and current data in our proprietary databases.

•	Confidentiality Undertakings — Our license agreements restrict clients’ disclosure of proprietary information contained in our products. Our joint venture and development agreements contain similar restrictions. It may be possible, however, for unauthorized parties to copy aspects of our products or to obtain and use information that we regard as proprietary. We also seek to protect our knowledge bases through non-disclosure agreements with our employees. However, the enforceability of these agreements varies due to the many different jurisdictions in which our employees, joint venture or development partners and clients are located.

Competition

Each of the markets in which our Core and POSIT Businesses operate has become increasingly competitive in recent years. These markets may become more competitive in the future as a result of the activities of existing competitors and the entrance of new competitors into our markets. In some of these markets, our competitors have substantially greater name recognition, installed bases, or financial, research, development or other resources. There can be no assurance that:

•	we and/or our business partners will continue to have sufficient resources to succeed in our efforts and be successful in maintaining our competitive advantages;

•	our competitors will not devote significantly more resources to competing activities;

•	our competitors will not develop products or services that are perceived as being superior to ours, or

•	increased competition will not lead to loss of market share or increased pricing pressure.

Web-Based Product Model

It is intended that future Barra products, such as BarraOne, will make use of a web browser as the user interface in place of traditional desktop access through networked personal computers. Web browser access via the internet or an intranet involves numerous risks inherent in using the internet, including security, availability and reliability. In addition, there is a risk that customers will not be willing or able to implement internet-based applications. Barra may wish to offer its applications on future or existing user interfaces that achieve popularity within the financial application marketplace. These future or existing user interfaces may or may not be architecturally compatible with Barra’s current software product design. Barra may not be able to support new user interfaces and achieve market acceptance of new user interfaces that it does support.

Security Risks and Concerns May Deter the Use of the Internet for Conduct of Business.

A significant barrier to commerce and communications over public networks is the secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, they could have the effect of substantially reducing the use of the internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems or those of our clients or other third parties, which could disrupt or make it inaccessible to clients. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business could be harmed if we do not prevent them.

Volatility of Stock Price; Risk of Litigation

The trading price of Barra common stock has in past and may in the future be subject to significant fluctuations in response to factors such as:

•	revenue or results of operations in any quarter failing to meet the expectations (published or otherwise) of the investment community, and the timing of the announcements of such shortfalls;

•	changes in recommendations or financial estimates by securities analysts;

•	acquisitions or sales of significant businesses;

•	new product announcements;

•	conditions and trends generally in the industries in which we operate;

•	adoption of new accounting standards affecting the software or financial services industries; and

•	general market conditions.

Further, the stock market has experienced and may continue in the future to experience extreme price and volume fluctuations that particularly affect the market prices of equity securities of high technology and financial services companies. These fluctuations often are not related, or are disproportionate, to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions have and may continue to have a material adverse effect on the trading price of Barra common stock. Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits or claims. Any such suit or claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources. In addition, these sorts of claims and lawsuits could have a material adverse effect on our business, financial condition, or results of operations.

Product Development and Technological Change

The markets in which we compete are characterized by rapidly changing technologies, extensive research, and new product introductions. Our future growth and financial performance will depend on our ability to continue to quickly develop and introduce new products and enhance our existing products in response to advances in finance theory and computer technology, changing market conditions and increasingly sophisticated customer requirements. We may not be able to enhance existing products or develop and introduce new products that receive market acceptance in a timely manner. Our failure to anticipate or respond adequately to changing market conditions could have a material adverse effect on our business, financial condition, or results of operations. Because we offer products across many geographic areas and many areas of specialization, we often must restrict our product development efforts to a limited number of products and operating platforms. There can be no assurance, however, that efforts we select will be successful or will achieve market acceptance. In addition, the cost of research and development efforts required to keep pace with technological changes may, at times, have a significant effect on our business, financial condition, or results of operations.

Dependence on Key Personnel

Our future success will depend in large part on our ability to attract, train and retain highly skilled managerial, research, development, sales, marketing, support, technical and services personnel. Competition for people in the software and financial services industries is intense. At times, we have experienced difficulty in locating candidates with appropriate qualifications and expertise. None of our executive officers has entered into a long-term employment agreement with Barra. Our inability to attract, train and retain key personnel could have a material adverse effect on our business, financial condition, or results of operations.

Management of Growth and Changes in Staffing

We have experienced an extended period of

•	revenue growth;

•	growth into new foreign markets;

•	expansion of our Core Business and POSIT; and

•	substantial fluctuations in the number of our employees.

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

•	Advisers Act — We believe and have adopted the position that our Core Business products do not provide investment advice for purposes of the Advisers Act. Future developments in our product line or in the regulatory environment could cause this status to change. If that happens, we may have to broaden our disclosures to the SEC and to adopt the strict compliance procedures mandated by the Advisers Act for a much broader segment of our business. These changes could also trigger obligations to comply with investment advisory regulations in foreign jurisdictions where we market our products. These heightened obligations would entail significant additional costs to us.

•	Data Privacy Legislation — Changes in legislative, regulatory or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data. There could be a material adverse impact on our direct marketing, data sales and business due to the enactment of legislation or industry regulations, or simply a change in customs, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is currently legally available, in which case our cost of collecting some kinds of data could materially increase. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially affect our ability to meet our clients’ requirements.

•	ATS — Certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed on ATSs. There can be no assurance that the SEC or Congress will not in the future seek to impose more stringent regulatory requirements on the operation of ATSs such as POSIT. If POSIT were to become subject to regulation as a stock exchange, it is possible that they could not operate effectively. Loss of POSIT revenues would materially adversely affect our financial condition and results of operations.

•	Soft Dollars — For several years the investment community has debated the purchase of goods and services with soft dollars, and the practice is regulated in the U.S. by the SEC and the DOL. Legal or regulatory changes may restrict or prohibit us from providing services to money managers in exchange for soft dollars. Such changes could have a material adverse effect on our business, financial condition, or results of operations.

Catastrophic Events

Our operations depend on our ability to protect our equipment and the information stored in our databases against fires, earthquakes and other natural disasters, as well as power losses, telecommunications failures, unauthorized intrusions, terrorist attacks on financial centers where we or our clients are located, and other catastrophic events. There is no assurance that the measures we have taken to reduce the risk of interruption in our operations caused by these events are sufficient. Such events could have a material adverse effect on our business, financial condition or results of operations. For example, we are vulnerable to interruption caused by political and terrorist incidents. Our office in New York was temporarily closed due to the September 11, 2001 terrorist attacks. Immediately after the terrorist attacks, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional risk management products. Delivery of some of the data we receive from New York-based vendors was delayed. The grounding of transportation impaired our ability to conduct sales visits and deliver professional services at client sites. In addition, during the temporary closure of the U.S. stock markets, POSIT clients were unable to trade over the system and some of the data updates supporting our Core Business were interrupted. These types of interruptions could affect our ability to sell and deliver products and services and could seriously harm our business.

Changes in General Economic Conditions

The U.S. and certain other economies in which we operate have experienced slower growth after an extended period of growth in previous years. As a result, assets under management may decrease, thereby decreasing the revenues to asset managers. Such reduced asset management revenues could place pressure on our clients to cut their cost of services, which in turn could adversely impact our sales, renewal rates and ability to increase prices.

Possible Adverse Effects of Option Exercises

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of Barra common stock could decline. At March 31, 2002, there were outstanding exercisable options to purchase approximately 1.3 million shares of Barra common stock issued under various Barra stock option plans. As of that date, options to purchase about 3.6 million shares of Barra Common Stock had exercise prices below our closing common stock price on the last trading date of the fiscal year, March 28, 2002 ($60.57).

Effect of Certain Charter and Bylaw Provisions and Anti-Takeover Provisions; Possible Issuance of Preferred Stock

Our certificate of Incorporation, Bylaws, and certain Delaware laws contain provisions that may discourage a third party from acquiring Barra. This may deprive stockholders of certain opportunities to receive a premium for their shares as part of an acquisition of Barra.

In addition, in August 2001 we adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of September 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $200 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $200 exercise price, shares of our common stock or of any company into which we are merged having a value of $400. The rights expire on September 7, 2011 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors.

Impact of Legal and Regulatory Proceedings

Throughout this Form 10-K we have made various disclosures regarding litigation proceedings, as well as the possibility of certain other legal and regulatory proceedings. Many factors may affect the outcome of such proceedings. Accordingly, until such proceedings are finally resolved, it is difficult to determine the likelihood of a favorable outcome, the direct and indirect costs associated with the proceeding, or, in the event of an unfavorable outcome, the amount of any loss. Any proceeding, even if the outcome were to be ultimately favorable to us, would likely involve a significant commitment of our management, personnel, financial and other resources. This alone could have a material adverse effect on our business, financial condition, or results of operations.

ITEM 2. PROPERTIES

Our world headquarters are located in two buildings in Berkeley, California. These buildings house our principal administrative, marketing and product development facilities. The larger building is occupied under a lease that expires in June 2007, subject to eight consecutive five-year renewal options. The smaller building is occupied under a lease that expires in June 2003, subject to one five-year renewal option. Our headquarters, in total, occupy over 64,000 square feet of leased space in downtown Berkeley, California.

During 2002, directly and through our subsidiaries, we leased office space in 13 cities around the world. During 2002, we sold the Symphony Asset Management, Bond Express and Barra RogersCasey businesses. As part of those sales, the leases for the related offices were transferred with the businesses, although we remain liable under Symphony’s San Francisco lease through September 2004 in the event the buyer defaults on its lease obligations. These offices were located in San Francisco, California, San Diego, California and Darien, Connecticut, respectively. Also during 2002 we shut down the Barra Strategic Consulting Group, which had employees in Darien, Connecticut. We continue to be responsible for rental charges in that location.

Core Business — During 2002, this business segment had employees and operations in the following locations:

•	Berkeley, California, U.S.A:

•	Cape Town, South Africa;

•	Edison, New Jersey, U.S.A;

•	Frankfurt, Germany;

•	Hong Kong;

•	London, England;

•	New York, New York, U.S.A;

•	Rio de Janeiro, Brazil;

•	Sydney, Australia;

•	Tokyo, Japan.

Ventures Businesses —

•	POSIT — Our employees for this venture are located in Barra’s New York office and in the New York office of ITG. The licensees of the various POSIT systems maintain local offices to support each of those systems.

ITEM 3. LEGAL PROCEEDINGS

•	RJM Ventures, Inc. — On December 21, 2001, RJM Ventures, Inc. (f/k/a Redpoint Software, Inc. (RJM)) initiated a lawsuit against Barra, Inc. in federal court in the Northern District of California. The suit, which seeks unquantified monetary damages, asserts breach of contract, fraud and intentional misrepresentation claims against Barra arising from disputes regarding the calculation of royalty payments related to Barra’s acquisition of certain assets from RJM in June 1998. In particular, RJM alleges that royalty payments should have been made with respect to sales of Barra’s Orion product during the royalty period. On April 15, 2002, the court granted Barra’s motion to dismiss the lawsuit on the grounds that any such claims must be arbitrated as provided in the acquisition agreement. RJM has appealed this decision. Barra believes the claims are without merit and intends to vigorously defend itself in this matter. At this time it is too early to estimate any potential losses from this action, but Barra currently believes that the outcome of the litigation will not have a material effect on our business, financial condition or results of operations.

•	Global Crossing, Ltd. — Beginning on February 5, 2002, RogersCasey, Inc. (formerly Barra RogersCasey, Inc.) (RogersCasey) has been named as a defendant in a number of class action lawsuits, currently 13, brought on behalf of participants in the Global Crossing, Ltd. Employees’ Retirement Savings Plan (the Plan), a 401(k) plan operated and administered by Global Crossing Ltd. Ten of the complaints have been filed in the United States District Court, for the Central District of California, Western Division, and three have been filed in the Western District of New

York. Other defendants include the administrators and directors of the Plan, as well as officers and directors of Global Crossing, Ltd. In the complaints that have been served on RogersCasey, the plaintiffs generally allege that the defendants failed to fulfill their fiduciary duties owed to the Plan’s participants under the Employee Retirement Income Security Act of 1974 (ERISA) in connection with allegedly undisclosed information regarding Global Crossing’s business and financial condition and seek unquantified monetary damages and other unspecified equitable remedies. These lawsuits are in the early organizational stages. Several parties have filed motions to consolidate these cases into a single lawsuit in the Central District of California. RogersCasey has not yet filed a response to the complaints, but a motion to consolidate the actions before a single court has been filed by the other defendants before the Judicial Panel on Multidistrict Litigation. RogersCasey has sent letters to the plaintiffs’ counsel indicating that it believes the claims against it are groundless, that the plaintiffs should dismiss RogersCasey as a defendant, and that it intends to file a motion to compel arbitration of the claims made in the lawsuits as provided in RogersCasey’s engagement contract and pursuant to the Federal Arbitration Act.

On March 26, 2002, Barra sold RogersCasey to Capital Resource Acquisition, Inc., a subsidiary of Capital Resource Holdings, LLC (CRA). Under the terms of the sale, Barra agreed to indemnify CRA and certain of its affiliates, up to $1 million (net of insurance recoveries), with respect to out-of-pocket expenses incurred by CRA and RogersCasey to defend these actions and related claims. In addition, Barra agreed to reduce the purchase price paid by CRA, up to an amount equal to the purchase price (net of insurance recoveries), for amounts paid in any settlements or judgments, if any, arising out of these litigations and related claims. We believe these suits are without merit and intend to vigorously defend RogersCasey in these matters. At this time it is too early to estimate any potential losses from this action, but we currently believe that the outcome of these actions will not have a material effect on our business, financial condition or results of operations.

•	Robin S. Pellish, Anne C. Buehl, et al — On April 23, 2002, sixteen former employees of Barra whose employment with the RogersCasey business ended shortly after the sale of RogersCasey to CRA, filed a lawsuit in Connecticut state court against Barra and RogersCasey. The Plaintiffs seek recovery of certain amounts related to their employment, including annual bonus compensation, severance, accrued vacation, unreimbursed business expenses, commissions and a special bonus tied to RogersCasey’s sale and continued employment. The plaintiffs’ seek unquantified monetary damages. Barra believes that these claims are without merit and is cooperating with CRA, the new owner of RogersCasey, in the defense of the lawsuit. At this time it is too early to estimate any potential losses from this action, but we currently believe that the outcome of the litigation will not have a material effect on our business, financial condition or results of operations.

In addition, we are often subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the results of any of these matters will materially and adversely affect our business, financial condition or results of operations. (See also Note 12 to our Consolidated Financial Statements.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 3, 2002, the following executive officers hold the offices indicated until their successors are chosen and qualified at the next annual meeting of our stockholders:

Name	Age	Position
Andrew Rudd	52	Chairman
Kamal Duggirala	43	Chief Executive Officer
Aamir Sheikh	42	President
Greg Stockett	36	Chief Financial Officer
Robert Honeycutt	38	Chief Operating Officer
Claes Lekander	40	Executive Vice President
Bruce Ledesma	34	Executive Vice President, General Counsel, and Secretary

Our executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. There are no family relationships among any of our directors or executive officers.

Andrew Rudd — Dr. Rudd joined our predecessor in 1975. He served as our President from 1984 to 1992, as our Chief Executive Officer from 1984 to 1999, as a member of our Board of Directors since 1986 and as Chairman since 1992. Between 1977 and 1982, Dr. Rudd was a professor of finance and operations research at Cornell University in Ithaca, New York. In 1995 Dr. Rudd also founded Advisor Software, Inc. (ASI), a provider of distribution technologies to financial institutions and advisors. Dr. Rudd has served as ASI’s Chairman and Chief Executive Officer since its inception.

Kamal Duggirala — Mr. Duggirala has served as our Chief Executive Officer since 1999. President of Barra from 1994 – 2001, he was elected to the Board of Directors of Barra in August 2000. Mr. Duggirala has been associated with Barra and its predecessors since 1984. He served in various roles of increasing responsibility in Barra’s Electronic Brokerage and Trader products and Advanced Technology divisions from 1984 to October 1994. Mr. Duggirala also serves on business boards for affiliates of Barra.

Aamir Sheikh — Dr. Sheikh joined Barra in 1994 as a Senior Consultant. He served in various positions of increasing responsibility in our Research Department and with our Enterprise Risk Management business from 1994 to 2000. In 2001, Dr. Sheikh became President of Barra and continues to hold management responsibility for our Core Business’s Distribution division. From 1987 to 1994, Dr. Sheikh was an assistant professor of finance at Indiana University School of Business in Bloomington, Indiana.

Greg Stockett — Mr. Stockett joined Barra in 1996 as Finance Manager. He became Director of Finance in 1998 and Vice President of Finance in 2000. He was appointed Chief Financial Officer in 2001. Prior to joining Barra, Mr. Stockett was with Deloitte & Touche LLP from 1989 to 1996.

Robert Honeycutt — Mr. Honeycutt rejoined Barra as Chief Operating Officer in August of 2001. He first joined Barra as Director of Operations in 1992 and was elected to the position of Chief Operating Officer later that year. He left Barra in early 1999 to become the chief executive officer of Quote.com. Following Quote.com’s sale to Lycos, Inc., Mr. Honeycutt became the chief executive officer and president of Buylink Corp. Prior to joining Barra in 1992, Mr. Honeycutt was vice president-corporate finance for Hambrecht & Quist Incorporated. Mr. Honeycutt graduated from Stanford University where he specialized in Mathematical and Computational Science.

Claes Lekander — Mr. Lekander joined Barra in 1985 as a Consultant. He served in various roles of increasing responsibility in our Equity Services and Product Management divisions from 1985 to 2000. Mr. Lekander became an Executive Vice President in 2000 and currently manages our Core Business’s Applications division.

Bruce Ledesma — Mr. Ledesma was appointed Executive Vice President, General Counsel and Secretary of Barra in April of 2002. He joined Barra as Assistant General Counsel in 1998, serving in our legal department until April 2000, when he became Vice President – Barra Ventures. Prior to joining Barra, Mr. Ledesma worked at the law firm of Latham & Watkins from 1993 to 1998.

PART II

With the exception of the information specifically incorporated by reference to the 2002 Annual Report in Part II of this Form 10-K, Barra’s 2002 Annual Report is not deemed to be filed as part of this Form 10-K.

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on Nasdaq under the trading symbol “BARZ.” This table displays the range of high and low trade prices for our common stock as reported on Nasdaq.

2001	HIGH	LOW	2002	HIGH	LOW	2003	HIGH	LOW
1st Quarter	40.000	18.667	1st Quarter	58.990	40.500	1st Quarter	60.55	42.58
2nd Quarter 3rd Quarter	43.333 50.125	32.208 29.917	2nd Quarter 3rd Quarter	52.500 49.610	38.170 35.360	(through June 3, 2002)
4th Quarter	61.500	40.375	4th Quarter	61.380	44.690

At June 3, 2002 there were approximately 6,600 holders of our common stock. To date, we have paid no cash dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our capital requirements and financial condition and other relevant factors. Our Board of Directors does not intend to declare any dividends in the foreseeable future. On June 3, 2002 the closing price for our common stock as reported by Nasdaq was $42.86.

Equity Compensation Plan Information

The following table provides information about our shares of Common Stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 31, 2002.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in first
Plan Category	and rights	and rights	column.)

Equity compensation plans approved by security holders	3,628,739	$29.83	1,553,893

Equity compensation plans not approved by security holders	0	0	0

Total	3,628,739	$29.83	1,553,893

ITEM 6. SELECTED FINANCIAL DATA

The information on page 14 of our 2002 Annual Report under the heading “Financial Highlights” regarding our selected financial data required by this Item 6 is incorporated by reference. (See also Item 7 below in Part II of this Report.)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains descriptions of our current expectations and forecasts regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this Form 10-K and in our 2002 Annual Report to Shareholders are made in reliance on safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For further information regarding these forward looking statements and the factors that could cause actual results to differ, please look at the Risk Factors section in Part I of this Form 10-K. Any or all of the forward-looking statements that we make in this Form 10-K, our 2002 Annual Report to Shareholders or any other public statements we issue may turn out to be wrong. It is also important to remember that other factors besides those listed in the Risk Factors section could also adversely affect our business, operating results or financial condition.

This section should be read in conjunction with the Risk Factors section of Part I of this Form 10-K, our audited consolidated financial statements and related notes in this Part II and the selected financial data contained in our 2002 Annual Report.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts

We evaluate the collectibility of our trade receivables on a combination of factors. When we become aware of a specific customer’s inability to meets it financial obligation to us, such as in the case of bankruptcy filings or deterioration in the customer’s financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Investments in Unconsolidated Companies

We monitor our investments in unconsolidated companies for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in privately held companies are estimated based on one or more of the following: pricing models using historical and forecasted financial information, liquidation values, the values of recent rounds of financing or quoted market prices of comparable public companies. In order to determine whether a decline in value is other than temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company’s industry, and the company’s relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Accounting for Income Taxes

We make estimates related to our income taxes in each of the jurisdictions in which we operate. Deferred taxes are determined by calculation of the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. As a result of this process, the Company recognizes deferred tax assets and liabilities, which are recorded in its Consolidated Statements of Financial Condition. A valuation allowance is established to the extent that the Company considers it more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent a valuation allowance is established or adjusted in a period, this amount is included in the Company’s Consolidated Statements in Income as an expense or benefit within the provision for income taxes.

Results of Operations

The following table shows the percentage of total operating revenues represented by items in our consolidated statements of income for the years ended March 31:

	2002	2001	2000

Operating Revenues:
Portfolio and Enterprise Risk Management	83.4%	83.5%	82.9%
POSIT	16.5	15.8	17.1
Other Ventures	0.1	0.7	—

Total operating revenues	100.0%	100.0%	100.0%

Operating Expenses:
Communications, data and seminar	4.5%	4.5%	5.9%
Compensation and benefits	43.0	42.7	51.2
Occupancy	3.8	4.0	4.3
Other operating expenses	12.6	13.7	14.7

Total operating expenses before acquisition and other charges	63.9%	64.9%	76.1%
Restructuring charges	—	—	8.1

Total operating expenses	63.9%	64.9%	84.2%

Interest Income and Other	4.5%	1.9%	2.8%

Income Before Income Taxes and Discontinued Operations	40.6%	37.0%	18.6%
Income Taxes	(12.9)	(12.4)	(6.5)

Income from Continuing Operations	27.7%	24.6%	12.1
Income from Discontinued Operations	1.3	9.9	8.9
Gain (loss) on sale of Discontinued Operations (net of income taxes)	52.1	(0.5)	—

Net Income	81.1%	34.0%	21.0%

Operating Revenues

Portfolio and Enterprise Risk Management. Portfolio and Enterprise Risk Management fees consist of annual subscription fees and other related revenues for our Core Business portfolio risk management and enterprise risk management systems. A summary of the components of these revenues is as follows (amounts in thousands):

	2002		2001		2000

		% Change from		% Change from
	$	Prior Year	$	Prior Year	$

Core product subscriptions	115,680	13	102,556	22	83,808
Implementation fees	2,627	(56)	5,935	9	5,421
Other Core product related	3,293	19	2,769	(12)	3,133

Total	121,600	9	111,260	20	92,362

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

For 2002 compared to 2001, annual subscription fee revenue for continuing products increased approximately 13%. For 2001 compared to 2000, annual subscription fee revenue for continuing products increased approximately 22%. Excluding the negative impact of changes in foreign currency translation rates, subscription revenues increased 17% in 2002 compared to 2001 and 24% in 2001 compared to 2000.

Implementation fees are revenues related to implementation services in connection with enterprise risk management system installations. Implementation fees are recorded as earned, generally on a time and materials basis. The timing of the recording of enterprise risk management implementation fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from year to year. The decrease in implementation fees in 2002 as compared to 2001 reflects both the completion of one large project in the prior year as well as general weakness in the demand for such services amidst spending constraints at some of our client installations and a reduction in the number of new installations in 2002 compared to 2001.

Other Core product related revenues include timesharing revenues, seminar revenues and one-time fees. The increase in these revenues from 2001 to 2002 was due primarily to increased revenue from royalty agreements related to the use of data provided by Barra. The decrease from 2000 to 2001 reflects a decrease in timesharing revenues. The decline in timeshare revenues was the result of discontinuing our timesharing product platform at the end of calendar 1999 as we converted our timesharing platform products to operate on our clients’ in-house computers.

POSIT. Our electronic trading revenues increased $2.9 million or 14% in 2002 compared to 2001 and increased $2.0 million or 11% in 2001 over 2000. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems. Shares traded in the U.S. POSIT system were 9.3 billion, 7.8 billion and 6.5 billion, for calendar years ended December 31, 2001, 2000 and 1999, respectively. Our POSIT revenue increases reflect higher trading volumes on U.S. POSIT.

Other Ventures. Revenues from other ventures include subscriptions to Barra Risk Factor, a product of Barra Retail Intermediaries, and other non-Core related activities. As a group, revenues from these ventures decreased $0.7 million or 82% in 2002 compared to 2001 as a result of lower non-Core related consulting engagements.

Revenues from non-U.S. Customers. The percentage of our total operating revenues that come from our non-U.S. customers represented 46%, 47% and 47% in 2002, 2001 and 2000, respectively. The percentage of our Portfolio and Enterprise Risk Management and Ventures revenues that come from non-U.S. customers represented 54%, 55% and 56% in 2002, 2001 and 2000, respectively.

Operating Expenses

Communications, data and seminar. Communications, data and seminar consists of our computer access charges, software and data costs, computer leasing and seminar expenses. This component of operating expenses increased $536,000 or 9% from 2001 to 2002 and decreased $533,000 or 8% in 2001 over 2000. The increase in the current year reflects higher purchased data costs due to an increase in the number of data offerings purchased as well as increased costs on current data subscriptions. The decrease in 2001 was the result of lower computer leasing and access charges due to the termination of our VAX-based platform for fixed income and equity models in 2000.

Compensation and Benefits. Our compensation and benefits increased $5.7 million or 10% in 2002 over 2001 and decreased $42,000 or 0.1% in 2001 over 2000.

Increases in our compensation and benefits costs for 2002 compared to 2001 were primarily the result of increases in headcount of approximately 7% along with our annual salary administration and performance evaluation process which results in annual reviews and salary adjustments that are effective as of July 1 of each year. The decrease from 2000 to 2001 reflects the affect of annual raises and higher headcount, offset by a decrease in costs related to the preparation for the Year 2000 project (Y2K). Costs associated with outside consulting and special Y2K bonuses amounted to $3.7 million in 2000.

Occupancy. Our occupancy costs increased $318,000 or 6% in 2002 over 2001 and increased $500,000 or 10% in 2001 over 2000. The increase in costs in 2002 over 2001 resulted primarily from new office space being leased in Tokyo and Hong Kong along with scheduled rent increases in existing office space offset partially by higher sublease income in our London location. The increase in occupancy costs for 2001 reflects the combination of scheduled rent increases and charging a portion of some facility costs related to supporting discontinued fixed income products to the restructuring charge during 2000.

Other Operating Expenses. Our other operating expenses remained essentially flat in 2002 compared to 2001 and increased $1.9 million or 12% in 2001 compared to 2000. Our other operating expenses include: travel; office; maintenance; depreciation; amortization; marketing; advertising; outside legal and accounting services; business insurance; data, foreign currency translation gain/loss and other corporate expenses.

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

We recorded two significant charges in connection with the April 1999 restructuring plan. The first charge of $3,990,000 was recorded in the quarter ending March 31, 1999. It consisted of a write-off of goodwill and capitalized software development costs related to discontinued products and is included in non-recurring acquisition charges and write-off of goodwill in the accompanying consolidated statements of income. The second charge, recorded in the quarter ended June 30, 1999, was for restructuring costs of $5,561,000 and related to severance and termination benefits for approximately 50 employees, discontinued product support costs between May 1, 1999 and December 31, 1999, and excess facilities costs.

In March 2000, our management announced and implemented a restructuring plan aimed at consolidating a global structure for our Core Business’s sales and client support organization. This restructuring plan consisted principally of closing four offices, canceling one of our most significant outside computing services contracts, and terminating approximately 20 employees. All termination notices and benefits were communicated to the affected employees prior to March 31, 2000. We recorded a charge of $3,463,000 in connection with this restructuring plan.

Other Income and Expenses

Interest Income and Other. Interest income and other increased $4.0 million or 162% in 2002 compared to 2001 and decreased $0.6 million or 20% in 2001 compared to 2000. The increase in the current year reflects higher interest earnings due to substantially higher average invested cash balances during the year. The decrease in 2001 compared to 2000 reflects the effect of a gain of approximately $1.7 million recorded in 2000 from the sale of Lycos, Inc. stock. The stock was received in exchange for our shares in Quote.com Inc., which was acquired by Lycos in December 1999.

Discontinued Operations — Income from Operations. Discontinued operations represent the operating results from Symphony Asset Management LLC, Barra Global Estimates, Bond Express, Inc., Barra RogersCasey Inc., and Barra Strategic Consulting Group during the period under report and up until the time of their sale or disposal. Income from discontinued operations decreased $11.2 million or 85% in 2002 compared to 2001 and increased $3.2 million or 32% in 2001 compared to 2000. The decrease in the current year reflects lower income from Symphony which was sold in July 2001. The increase in 2001 as compared to 2000 reflects an increase in earnings from Symphony.

Discontinued Operations — Gain (loss) on sale. Gain on sale of discontinued operations for the year ended March 31, 2002 represents the gain on sale of Symphony Asset Management, LLC (Symphony) and Barra RogersCasey, net of closure costs associated with Strategic Consulting and applicable income taxes. Loss on sale for the year ended March 31, 2001 represents the loss on the sale of the Barra Global Estimates, net of applicable taxes. (See Note 4.)

Foreign Currency — As an international corporation, our business generates revenues from clients throughout the world. We maintain sales and representative offices worldwide and hold certain deposits and accounts in foreign currencies. Our revenues are generated in both United States and non-U.S. currencies. Subscriptions in the United Kingdom and the European Community are priced in pounds sterling (pounds) and euros, respectively. Additionally, our consolidated subsidiary, Barra Japan, generates revenues, has expenses and has assets and liabilities denominated in Japanese yen. All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. Our hedging program is designed to help reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At March 31, 2002, we had contracts to sell 680 million yen at an average rate of 131.27, maturing by June 18, 2002, with an unrealized gain of $54,000. Also at March 31, 2002, we had one contract to sell 5 million euro at 0.8675, maturing on May 2, 2002, with an unrealized loss of $13,000. Additionally, at March 31, 2002, we had one contract to sell 5 million pounds at 1.42, maturing on May 2, 2002, with an unrealized loss of $31,000. We enter into forward currency contracts only with approved counter parties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

For 2002 compared to 2001, the U.S. dollar strengthened against the pound, euro and the yen. The resulting net effect of these movements in average exchange rates on operating revenues and net income was a decrease of approximately $4,152,000 and $2,983,000, respectively. For 2001 compared to 2000, the U.S. dollar strengthened against the yen, euro and the pound. The resulting net effect of these movements in average exchange rates on operating revenues and net income was a decrease of approximately $1,232,000 and $1,670,000, respectively.

Under current operating arrangements in the countries in which we do business, there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company except in Brazil, where we are required to register Barra Brazil’s exchange agreements with the Central Bank.

New Accounting Standards

Effective April 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133 — Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The statement also requires a company to recognize changes in the derivative’s fair value currently in earnings unless it meets specific hedge accounting criteria. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the income statement when the hedged item affects earnings. The adoption of SFAS No. 133 did not have a significant impact on our financial position, results of operations, or cash flows.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 — Business Combinations and SFAS No. 142 — Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 for its fiscal year beginning April 1, 2001. The adoption of SFAS No. 142 did not have a significant impact on our financial position, results of operations, or cash flows. Amortization of goodwill and other intangibles included in continuing operations, net of tax, for 2001 and 2000 was $801,000 ($0.04 per basic and diluted share) and $793,000 ($0.04 per basic and diluted share), respectively. Had amortization of goodwill and other intangibles been excluded, income from continuing operations for 2001 and 2000 would have been $33,624,000 ($1.61 per basic share and $1.49 per diluted share) and $14,270,000 ($0.68 per basic share and $0.65 per diluted share), respectively. Net income for 2001 and 2000 would have been $46,657,000 ($2.23 per basic share and $2.07 per diluted share) and $24,897,000 ($1.19 per basic share and $1.13 per diluted share), respectively.

In August 2001, the FASB issued SFAS No. 144 — Accounting for the impairment or Disposal of Long-lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g. equipment and office facilities.) This statement supersedes SFAS No. 121 — Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30 — Reporting the Results of Operations. The adoption of SFAS No. 144 did not have a significant impact on our financial position, results of operations, or cash flows.

Liquidity and Capital Resources

Our cash and cash equivalents, marketable equity securities held for trading, and marketable debt securities available-for-sale totaled $273 million at March 31, 2002, representing an increase of $119 million from March 31, 2001. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $25 million, of which no amounts have been, or are presently anticipated to be, drawn down on that line of credit.

Since April 1, 2002, we have repurchased 901,650 shares of our common stock on the open market for an aggregate of $41,577,000, pursuant to our stock repurchase plan.

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations.

Principal Financial Commitments

As of June 3, 2002, our principal financial commitments consisted of obligations under operating leases and contracts for office facilities. On May 9, 2002 our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, pursuant to our stock repurchase plan, of which 233,850 shares remain authorized and unpurchased.

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

Our direct interest bearing investment portfolio includes investments in short-term, high-credit quality money market funds and U.S. Treasury securities. These investments totaled approximately $66 million at March 31, 2002 with an average interest rate of approximately 2.0%. At March 31, 2002, the portfolio also had approximately $193 million of short-term, high credit quality municipal debt securities with an average taxable equivalent interest rate of 3.6%. The short-term money market funds, U.S Treasury securities and the municipal debt securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.

Market Risk

We had $14 million at March 31, 2002 invested in certain market-neutral funds managed by our former subsidiary, Symphony. Our investments in market-neutral programs are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management. (See Note 2 to our Consolidated Financial Statements.)

Foreign Currency Risk

We invoice customers in Europe in pounds and euros. In Japan, we bill our customers in yen. Excluding customers in these locations, we generally bill for our services in U.S. dollars. To the extent we invoice our customers in local currency (yen, pound and euro), our international revenues are subject to currency exchange fluctuation risk. To the extent that international revenues that are invoiced in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. Currency fluctuations may also effectively increase the cost of our products and services in countries in which customers are invoiced in U.S. dollars. See the discussion in Item 7, Other Income and Expenses — Foreign Currency, for further information on foreign currency and hedging practices.

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. (See Note 2 to our Consolidated Financial Statements.)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Barra, Inc.
Berkeley, California

We have audited the accompanying consolidated balance sheets of Barra, Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Barra, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

April 26, 2002

Consolidated Balance Sheets
As of March 31, 2002 and 2001
(In thousands except for share and per share amounts)

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$58,499	$61,837
Investments in marketable equity trading securities	14,310	15,848
Investments in marketable debt securities available-for-sale	200,317	76,523
Accounts receivable:
Subscription and other (Less allowance for doubtful accounts of $950 and $518)	5,470	11,916
Asset management	—	11,175
Related parties	5,616	6,221
Prepaid expenses	2,068	2,675

Total current assets	286,280	186,195

Investments in Unconsolidated Companies	10,344	4,849
Premises and Equipment:
Computer and office equipment	12,904	15,491
Furniture and fixtures	4,637	6,263
Leasehold improvements	6,729	8,764

Total premises and equipment	24,270	30,518
Less accumulated depreciation and amortization	(14,383)	(16,052)

	9,887	14,466
Deferred Tax Assets	8,065	8,153
Computer Software
(Less accumulated amortization of $2,766 and $2,082)	1,551	1,615
Other Assets	1,034	1,139
Goodwill and other Intangibles
(Less accumulated amortization of $5,539 and $7,174)	7,456	9,995

TOTAL	$324,617	$226,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,694	$850
Accrued expenses payable:
Accrued compensation	11,208	17,018
Accrued income taxes	10,814	11,816
Other accrued expenses	9,843	8,602
Unearned revenues	32,383	29,682

Total current liabilities	65,942	67,968

Deferred Tax Liabilities	2,362	2,468
Minority Interest in Equity of Subsidiary	—	1,249
Stockholders’ Equity:
Preferred stock, no par; 10,000,000 shares authorized; none issued and outstanding
Common stock, $.0001 par value; 75,000,000 shares authorized; 21,444,268 and 21,370,677 shares issued and outstanding	2	2
Additional paid-in capital	79,121	55,860
Retained earnings	177,518	99,103
Accumulated other comprehensive income (loss)	(328)	(238)

Total stockholders’ equity	256,313	154,727

TOTAL	$324,617	$226,412

The accompanying notes are an integral part of the Barra, Inc. Consolidated Financial Statements.

Consolidated Statements of Income
For the Years Ended March 31, 2002, 2001 and 2000
(In thousands except for share and per share amounts)

	2002	2001	2000

Operating Revenues:
Portfolio and Enterprise Risk Management	$121,600	$111,260	$92,362
POSIT	24,015	21,070	19,064
Other Ventures	154	861	—

Total operating revenues	145,769	133,191	111,426
Operating Expenses:
Communications, data and seminar	6,590	6,054	6,587
Compensation and benefits	62,677	56,928	56,970
Occupancy	5,604	5,286	4,786
Other operating expenses	18,331	18,248	16,304
Restructuring charges			9,024

Total operating expenses	93,202	86,516	93,671
Interest Income and Other	6,548	2,501	3,114

Income Before Equity in Income and Loss of Investees, Income Taxes and Discontinued Operations	59,115	49,176	20,869
Equity in Income and Loss of Unconsolidated Investees	115	159	(113)

Income Before Income Taxes	59,230	49,335	20,756
Income Taxes	(18,836)	(16,512)	(7,279)

Income from Continuing Operations	40,394	32,823	13,477
Discontinued Operations:
Income from operations, net	1,916	13,138	9,959
Gain (loss) on sale, net	75,983	(659)	—

Net Income	$118,293	$45,302	$23,436

Income Per Share:
Continuing Operations:
Basic	$1.90	$1.57	$0.64
Diluted	$1.80	$1.46	$0.61
Discontinued Operations-Income from Operations:
Basic	$0.09	$0.63	$0.47
Diluted	$0.09	$0.58	$0.45
Discontinued Operations-Gain (loss) on sale:
Basic	$3.58	$(0.03)	—
Diluted	$3.38	$(0.03)	—
Net Income:
Basic	$5.58	$2.17	$1.12
Diluted	$5.26	$2.01	$1.07
Shares used in Net Income Per Share Calculation:
Basic	21,205,701	20,921,413	20,979,645
Diluted	22,502,474	22,510,364	21,952,379

The accompanying notes are an integral part of the Barra, Inc. Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For the Years Ended March 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$118,293	$45,302	$23,436
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income and loss of investees	(115)	(159)	113
Depreciation and amortization	5,110	6,305	5,925
Unrealized gains on marketable equity securities held for trading	(491)	(304)	(2,245)
Sale (purchase) of marketable equity securities held for trading	2,143	(1,623)	(958)
Non-cash restructuring charges			2,654
Deferred taxes	(18)	(3,324)	(723)
(Gain) loss on sale of discontinued operations, net of tax	(75,983)	659
Other	283	532	743
Changes In:
Accounts receivable — Subscription and other	1,273	6,486	2,762
Accounts receivable — Related parties	20,002	1,219	(6,822)
Prepaid expenses	2	(419)	172
Other assets	104	(311)	357
Accrued income taxes	(36,600)	12,119	10,266
Accounts payable, due to related party and accrued expenses	(10,998)	(2,307)	(3,442)
Unearned revenues	3,375	5,282	2,399

Net cash provided by continuing operations	26,380	69,456	34,637

Net cash provided (used) by discontinued operations	2,459	(1,832)	(5,380)

Net cash provided by operating activities	28,839	67,624	29,257

Cash Flows from Investing Activities:
Capital expenditures	(3,235)	(3,497)	(4,254)
Sale (purchase) of marketable debt securities — available for sale, net	(123,884)	(62,433)	430
Proceeds of sale of discontinued operations	142,000	13,086
Acquisitions — cash paid			(1,631)
Investments in unconsolidated companies	(1,768)	(3,098)	(144)

Net cash provided (used) in investing activities	13,113	(55,942)	(5,599)

Cash Flows from Financing Activities:
Proceeds from sales of common stock	12,992	8,526	4,325
Common stock repurchased	(41,147)	(6,207)	(22,254)

Net cash provided (used) in financing activities	(28,155)	2,319	(17,929)

Net Increase in Cash and Cash Equivalents	13,797	14,001	5,729
Cash and Cash Equivalents at Beginning of Year	44,702	30,701	24,972

Cash and Cash Equivalents at End of Year	$58,499	$44,702	$30,701

Other Cash Flow Information:
Cash paid during the year for:
Income taxes	$59,670	$17,555	$3,668
Non-cash investing transactions — See Note 4 Exchange of Bond Express, Inc. common stock For ValuBond, Inc. preferred stock	2,330

The accompanying notes are an integral part of the Barra, Inc. Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
For the Years ended March 31, 2002, 2001 and 2000
(In thousands except for share amounts)

				Accumulated
	Common Stock		Additional	Other
			Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, April 1, 1999	21,019,278	$2	$31,763	$(445)	$56,885	$88,205

Repurchase of Stock	(1,202,400)		(1,817)		(20,437)	(22,254)
Stock issued	696,447		4,325			4,325
Tax benefit from Option Exercises			2,373			2,373

Subtotal	20,513,325	2	36,644	(445)	36,448	72,649

Foreign Currency Translation Adjustment				701		701
Net Income					23,436	23,436

Comprehensive Income - subtotal						24,137

Balance, March 31, 2000	20,513,325	2	36,644	256	59,884	96,786

Repurchase of Stock	(156,691)		(124)		(6,083)	(6,207)
Stock issued	1,014,043		8,526			8,526
Tax benefit from Option Exercises			10,814			10,814

Subtotal	21,370,677	2	55,860	256	53,801	109,919

Foreign Currency Translation Adjustment				(494)		(494)
Net Income					45,302	45,302

Comprehensive Income - subtotal						44,808

Balance, March 31, 2001	21,370,677	2	55,860	(238)	99,103	154,727

Repurchase of Stock	(924,215)		(1,269)		(39,878)	(41,147)
Stock Issued	997,806		12,992			12,992
Tax benefit from Option Exercises			11,538			11,538

Subtotal	21,444,268	2	79,121	(238)	59,225	138,110
Unrealized loss on investments				(90)		(90)
Net income					118,293	118,293

Comprehensive Income-subtotal						118,203

Balance, March 31, 2002	21,444,268	$2	79,121	(328)	177,518	256,313

The accompanying notes are an integral part of the Barra, Inc. Consolidated Financial Statements.

Barra, Inc. and Subsidiaries
Notes to Consolidated Financial Statements For the Years Ended March 31, 2002, 2001 and 2000:

Note 1 — The Company

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Barra and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Discontinued operations represent the operating results from Symphony Asset Management LLC, Barra Global Estimates, Bond Express, Inc., Barra RogersCasey Inc., and Barra Strategic Consulting Group during the period under report and up until the time of their sale or disposal. (See Note 4.) Certain amounts previously reported have been reclassified to conform to the 2002 presentation.

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

Stock Split - In November 2000, the Company’s Board of Directors declared a three-for-two stock split effective December 18, 2000 and payable in the form of a dividend of one share of the Company’s common stock for every two shares owned by the stockholders. The stock split resulted in the issuance of approximately 7 million additional shares of common stock from authorized but unissued shares. All share and per share data in these financial statements and related notes have been adjusted to retroactively reflect the stock split.

Cash and Cash Equivalents include money market funds and certificates of deposit with original maturities of three months or less.

Investments in Marketable Equity Trading Securities include $14,310,000 at March 31, 2002 and $15,848,000 at March 31, 2001 invested in funds managed by our former subsidiary Symphony. The funds hold both long and short positions in equity securities and at times buy and sell short-term market index instruments, which the managers use to hedge general market risk. These investments are considered to be trading securities and accordingly are recorded at their fair value and any unrealized gains or losses are included in interest income and other.

Investments in Marketable Debt Securities Available-for-Sale - At March 31, 2002, we had $7.6 million invested in short-term U.S. Treasury obligations maturing in April 2002. We also had investments in municipal debt securities of $192,675,000 at March 31, 2002 and $68,246,000 at March 31, 2001. Interest on these municipal securities is tax exempt and generally adjusts to market rates during designated interest reset periods. The municipal securities have stated maturity dates ranging from June 2002 to September 2033, but many of the securities grant the investor the option to put the security back to the issuer during exercise periods, which generally coincide with interest, reset dates. All marketable debt securities are considered to be available-for-sale and are recorded at fair value and any unrealized gains or losses included in other comprehensive income in the equity section of the balance sheet.

Investments in Unconsolidated Companies are accounted for on the cost or equity method depending on the Company’s ownership interest in the voting stock and upon its ability to exert significant influence over the investee’s operations. (See Note 8.)

Premises and Equipment are stated at cost, net of accumulated depreciation. Computer and office equipment and furniture and fixtures have economic useful lives of three to five years and are depreciated using straight-line methods. Leasehold improvements are amortized using the straight-line method over the periods of the corresponding leases that range from five to ten years.

Long-lived Assets — The Company reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 - Accounting for the impairment or Disposal of Long-lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g. equipment and office facilities.)

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

Computer Software that has been purchased is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over three to five years.

Revenue Recognition:

Portfolio and Enterprise Risk Management — Subscription fees are initially deferred as unearned revenues when payment has been received and revenue is recognized ratably over the subscription term. Implementation fees are recorded as earned, generally on a time and materials basis.

POSIT - POSIT revenues, which consist primarily of royalties based on the trading volume of U.S. equities from the Portfolio System for Institutional Trading (“POSIT”) joint venture, are recognized as trades are executed on POSIT.

Other Ventures- Consulting fees for non-recurring projects are recognized on a percentage of completion basis.

Income Taxes are provided at current rates. Deferred income taxes are computed based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Foreign Currency Translation - Beginning in April 2000, we deemed the functional currency of all non-U.S. operations to be the U.S. dollar. For non-U.S. operations, assets and liabilities are translated into U.S. dollars using current exchange rates, and the translation adjustment effects are included in net income. Prior to April 2000, the functional currency of Barra International (Japan), Ltd. (Barra Japan) was the Japanese yen and, therefore, the effects of currency translation adjustments on Barra Japan’s assets and liabilities were recorded as other comprehensive income or loss which is included as a component of stockholders’ equity.

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

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, short-term and municipal debt securities, accounts receivable, prepaid expenses, accounts payable, certain accrued liabilities and deferred revenue. The carrying amounts of these items are a reasonable estimate of their fair values.

Concentration of Credit Risk - The Company licenses its products and services to investment managers primarily in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the credit of its customers and does not require collateral. The Company maintains reserves for estimated credit losses. Financial instruments which may potentially subject the Company to concentrations of credit risk consist principally of cash investments and short-term investments. The Company’s investment policy limits investments to short-term, low-risk instruments.

New Accounting Standards

Effective April 1, 2001, the Company adopted SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The statement also requires a company to recognize changes in the derivative’s fair value currently in earnings unless it meets specific hedge accounting criteria. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the income statement when the hedged item affects earnings. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 — Business Combinations and SFAS No. 142 — Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning April 1, 2001. The adoption of SFAS No. 142 did not have a significant impact on the financial position, results of operations, or cash flows of the Company. Amortization of goodwill and other intangibles included in continuing operations, net of tax, for 2001 and 2000 was $801,000 ($0.04 per basic and diluted share) and $793,000 ($0.04 per basic and diluted share), respectively. Had amortization of goodwill and other intangibles been excluded, income from continuing operations for 2001 and 2000 would have been $33,624,000 ($1.61 per basic share and $1.49 per diluted share) and $14,270,000 ($0.68 per basic share and $0.65 per diluted share), respectively. Net income for 2001 and 2000 would have been $46,657,000 ($2.23 per basic share and $2.07 per diluted share) and $24,897,000 ($1.19 per basic share and $1.13 per diluted share), respectively.

In August 2001, the FASB issued SFAS No. 144 — Accounting for the impairment or Disposal of Long-lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g. equipment and office facilities.) This statement supersedes SFAS No. 121 — Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30 — Reporting the Results of Operations. We adopted this statement on January 1, 2002. Adoption of this statement did not have a significant impact on the financial position, results of operations or cash flows of the Company.

Note 3 — Business Combinations

Redpoint - On June 17, 1998 we paid $5.5 million for substantially all of the assets and assumption of certain liabilities of Redpoint Software Inc., which was renamed RJM Ventures Inc. following the closing (RJM). Initial terms of the acquisition agreement also provided for payments of up to an additional $12.5 million over a period of two years following the closing based upon the financial performance of the acquired assets. In April 1999, the acquisition agreement was amended to replace the payment of contingent consideration based on financial performance with a provision for royalty payments equal to a certain percentage of future software license fees through December 2000. In connection with the amended purchase agreement, we paid an additional $1.5 million in cash representing additional purchase price of $600,000 and prepaid royalties of $900,000. Approximately 45% of the prepaid royalty and any future royalties were partially or fully refundable to us in the event certain key former employees of RJM left Barra before required employment periods. As a result, 45% of any royalties earned were recorded as compensation expense over the term of the required employment. The remaining portion of royalties was recorded as additional goodwill. Compensation expense related to prepaid royalties was $202,500 for each year ended March 31, 2001 and 2000.

The acquisition has been accounted for as a purchase, and the results of the business acquired from RJM are included in the accompanying consolidated financial statements from the date of acquisition only. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on estimated fair values. This allocation resulted in tangible assets of $200,000, consisting principally of premises and equipment, and goodwill of $6.4 million.

Note 4 — Discontinued Operations

Symphony Asset Management LLC- On July 16, 2001, Barra completed the sale of its 50 percent ownership interest in Symphony to The John Nuveen Company. Barra received approximately $128 million in initial cash proceeds and is eligible to receive up to an additional $12 million in future contingent payments based on Symphony’s business performance. A gain of $72.2 million or $3.21 per diluted share, after taxes of approximately $44.8 million, was recorded from the sale.

Bond Express, Inc.- On August 31, 2001, Barra sold its subsidiary, Bond Express, Inc., to ValuBond, Inc. As consideration for the sale Barra received preferred stock representing approximately 8% of ValuBond, Inc.’s equity on a fully diluted basis. No gain or loss was recognized upon the sale of the business. (See Note 8)

Barra RogersCasey, Inc. and Barra Strategic Consulting Group- On March 27, 2002, Barra announced the disposition of its consulting ventures, Barra RogersCasey, Inc. and the Barra Strategic Consulting Group. Barra RogersCasey, the company’s pension fund consulting venture, was sold to a subsidiary of Capital Resource Advisors LLC for $14 million in cash in exchange for all of the stock of Barra RogersCasey. Barra Strategic Consulting Group, which provided project-based management consulting to asset managers, ceased operations as of February 15, 2002. Barra’s gain on sale of its interest in Barra RogersCasey, net of approximately $1.5 million in closure costs associated with the Barra Strategic Consulting Group and $2.2 million in income taxes, was $3.8 million or $0.17 per diluted share.

Barra Global Estimates (BGE) and Directus- In two separate transactions during 2001, we sold both BGE and Directus businesses to unrelated third parties. Total cash proceeds from the sales of these businesses were $13.1 million and resulted in a loss of $0.7 million or $0.03 per diluted share, after a tax benefit of approximately $0.4 million.

Gross revenues, pre-tax income and net income for discontinued operations for the years ended March 31, 2002, 2001 and 2000 are set forth in the table below:

	2002	2001	2000

Gross revenues	$30,694	$91,227	$75,123

Income before taxes	3,054	21,416	16,159

Income taxes	(1,138)	(8,278)	(6,200)

Income from discontinued operations	$1,916	$13,138	$9,959

Note 5 — Income Taxes

The provision for income taxes on earnings from continuing operations for the years ended March 31, consists of the following (in thousands):

	2002	2001	2000

Current:
Federal	$8,758	$13,056	$5,701
State	3,934	2,866	364
Foreign	6,162	3,914	1,937

Total current	18,854	19,836	8,002
Deferred:
Federal	316	(2,732)	(711)
State	(81)	(187)	(3)
Foreign	(253)	(405)	(9)

Total deferred	(18)	(3,324)	(723)

Total Tax Provision	$18,836	$16,512	$7,279

Barra provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. As of March 31, 2002, the amount of these earnings was approximately $6 million. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. No valuation allowances for deferred tax assets were deemed to be necessary at the balance sheet dates presented. The tax effect of significant temporary differences representing deferred tax assets and liabilities as of March 31 is as follows (in thousands):

	2002	2001

Deferred Tax Assets
Accrued vacation pay not currently deductible	$731	$870
Other accrued expenses not deductible	2,943	3,622
State taxes	1,410	1,469
Deferred rent	332	453
Intangibles	340	—
Research and development costs not currently deductible	2,401	1,624
Other	(92)	115

Total	$8,065	$8,153

Deferred Tax Liabilities
Intangibles	—	(725)
Basis difference in fixed assets	2,283	2,603
Prepaid expenses currently deductible	118	119
Other	(39)	471

Total	$2,362	$2,468

Net Deferred Tax Asset	$5,703	$5,685

The reconciliation between the tax rate computed by applying the United States federal statutory tax rate of 35.0% to income before income taxes and the actual effective tax rate is as follows:

	2002	2001	2000

Income tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax effect	4.3	4.2	3.4
Foreign taxes higher than federal rate	0.4	—	2.7
Non-taxable portion of dividends and interest	(0.2)	(0.1)	(0.2)
Effect of foreign sales corporation or EIE earnings	(1.3)	(1.1)	(1.5)
Other	(3.2)	(3.0)	(2.9)

Income tax at effective rate	35.0%	35.0%	36.5%

Note 6 — Leases and Other Commitments

Aggregate minimum future annual lease payments for facilities under operating leases are as follows (in thousands):

Aggregate Annual
Year Ending March 31:	Lease Payments

2003	$3,556
2004	3,238
2005	3,036
2006	2,930
2007	3,059
Thereafter	3,860

$19,679
Sublease income	(207)

Total	$19,472

Rental expense was $4,839,000, $5,151,000 and $5,179,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Rental expense for outside computer usage was $760,000, $1,361,000 and $1,891,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Note 7 — POSIT

POSIT is a computerized institutional trading system that is owned by a general partnership between us and a subsidiary of Investment Technology Group, Inc. (ITG). The partnership has licensed the U.S. equity version of POSIT to ITG, which operates the POSIT system for U.S. equities. Our revenues represent a 95% share of license royalties paid by ITG to the partnership. Revenues to Barra from POSIT for the years ended March 31, 2002, 2001 and 2000 were $23,311,000, $20,824,000 and $17,865,000 respectively.

In November 1998, the POSIT partnership granted a license to a joint venture between ITG and Société Générale to use the POSIT technology for the trading of equities of European issuers. In May 2001, ITG bought out Société Générale’s interest in the partnership. EuroPOSIT currently covers U.K. and European Country equities. A royalty is paid to the POSIT partnership based upon the commissions received for trades of European securities on EuroPOSIT. We receive a share of that royalty after the payment of certain operating and development costs. Revenues to Barra from EuroPOSIT for the years ended March 31, 2002, 2001 and 2000 were $704,000, $246,000 and $1,199,000, respectively.

Note 8 — Investments in Unconsolidated Companies

In April 1997, we purchased 272.7 shares of Series A Convertible Preferred Stock of Alacra, Inc. (formerly Data Downlink Corporation (Alacra)) for $1,500,000. During 1999, we purchased 47.29 shares of Series C Convertible Preferred Stock of Alacra for $372,000. At March 31, 1999 we owned approximately 20% of Alacra and accounted for our investment in Alacra using the equity method. In June 1999, Alacra received additional funding that diluted our ownership below 20% and resulted in our change to the cost method of accounting for the remainder of 2000 and all of 2001 and 2002. Our equity in Alacra’s losses was $66,000 for the year ended March 31, 2000. In April 2000, we purchased 964,630 shares of Series F Convertible Preferred Stock of Alacra for $3,000,000 which increased our ownership to approximately 16%. On December 20, 2001, Barra purchased 500,595 of Convertible Preferred Stock from Alacra for $1,001,190, resulting in fully diluted equity ownership of approximately 17%.

On August 31, 2001, Barra sold its subsidiary, Bond Express, Inc., to ValuBond, Inc. As consideration for the sale Barra received preferred stock representing approximately 8% of ValuBond Inc.’s equity on a fully diluted basis. No gain or loss was recognized upon the sale of the business. At March 31, 2002, Barra’s net investment in ValuBond, Inc. amounted to approximately $4.6 million.

Note 9 — Retirement Plans

We sponsor a tax-qualified employee savings and retirement plan for all eligible U.S. employees. Eligible employees may contribute up to 15% of their earnings, subject to annual limitations. We match qualified employee contributions dollar for dollar up to an annual maximum of $2,000 and employees vest in our match over the first five years of their employment. Contribution expense was $761,000, $390,000 and $827,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Note 10 -Equity

Stock Option Plans:

1991 and 2000 Equity Plans.

On July 29, 1991, we adopted a Stock Option Plan (1991 Plan) for the granting of stock options to employees (including officers and employee directors) and non-employee directors or consultants. The 1991 Plan was modified in 1994 and 1997 and expired in 2001. A replacement plan, the 2000 Equity Participation Plan of Barra, Inc. (2000 Plan) was approved by our stockholders on August 3, 2000. At the adoption of the 2000 Plan, the Company reserved the following shares of its common stock for issuance thereunder: (a) 1,650,000 shares; and (b) all shares that remained reserved for issuance under the 1991 Plan or that later became available for issuance under the 1991 Plan as a result of options granted thereunder expiring or otherwise becoming unexercisable. Under the 2000 Plan incentive stock options (ISOs) may be granted only to employees of the Company but non-qualified stock options (NQSOs), restricted stock, stock appreciation rights (SARs) and other awards (collectively, Awards) may be granted to employees, consultants and non-employee directors of the Company. The Board of Directors, or a committee thereof, determines the vesting period, payment form and exercise date of the Awards granted under the 2000 Plan, provided that no ISO may be exercised later than ten years after its date of grant. For options issued under the 1991 Plan and 2000 Plan through December 31, 2000, the vesting periods have generally been set at 20% per year over five years. For options issued under the 2000 Plan since January 1, 2001, the vesting periods have generally been set at four years at the annual rate of 25% for the first year and thereafter at the monthly rate of 1/36th per month for the next three years. On August 9, 2001, an additional 750,000 shares was reserved for issuance under the 2000 Plan.

Directors Stock Option Plan.

On July 31, 1997, the stockholders approved the adoption of the Directors Option Plan (the “Directors Plan”) for the granting of stock options to non-employee directors and employee directors. The Plan was amended in 2000 to permit the issuance of up to 375,000 shares of common stock under the Directors Plan. The Directors Plan provides for automatic grants of NQSOs in accordance with a fixed formula to non-employee directors. In addition, the Directors Plan allows discretionary grants of ISO’s to employee directors and NQSOs to all directors. At the time of its adoption, the Directors Plan provided that each eligible director would receive NQSO grants for 7,500 shares and each person who subsequently became a non-employee director would receive a grant of 10,000 shares (the “Initial” grants). In addition, on each anniversary of an Initial grant, the optionee would receive NQSO grants for an additional 2,000 shares (the “Succeeding” grants). The Directors Plan was later amended to increase the options subject to Initial grants to 15,000 shares and the options subject to the Succeeding grants to 4,000 shares. The exercise price for all ISOs, Initial grants and Succeeding grants will not be less than the fair market value of the common stock at the date of grant. NQSOs granted pursuant to Initial grants vest over a period of five years at a rate of 20% per year. NQSOs granted pursuant to Succeeding grants are fully vested at the time of the grant. ISOs will vest over discretionary periods not to exceed five years.

A summary of the status of all our stock option plans as of and during the years ended March 31, 2000, 2001, and 2002 follows:

	Shares Subject to	Weighted Average	Shares Available
	Outstanding Options	Exercise Price	for Future Grants

Outstanding, Balance at March 31, 1999 (including 1,832,479 exercisable at a weighted average exercise price of $5.61)	3,941,427	$9.15	1,359,533
Granted	1,180,500	18.75	(1,180,500)
Canceled	(357,293)	11.77	357,293
Exercised	(633,149)	5.50	—

Outstanding, Balance at March 31, 2000 (including 1,753,947 exercisable at a weighted average exercise price of $6.92)	4,131,485	12.21	536,326
Additional shares authorized			1,650,000
Granted	1,032,750	41.30	(1,032,750)
Canceled	(240,090)	16.61	240,090
Exercised	(933,428)	7.75	—

Outstanding, Balance at March 31, 2001 (including 1,525,430 exercisable at a weighted average exercise price of $10.01)	3,990,717	20.51	1,393,666
Additional shares authorized			750,000
Granted	873,000	49.98	(873,000)
Canceled	(283,227)	21.30	283,227
Exercised	(951,751)	11.76	—

Outstanding Balance at March 31, 2002	3,628,739	29.83	1,553,893

Weighted average fair value of options granted during 2002		$24.85

Weighted average fair value of options granted during 2001 and 2000 were $26.36 and $9.27, respectively.

Additional information regarding options outstanding as of March 31, 2002, 2001 and 2000 is as follows:

March 31, 2002:

	Stock Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
Range of Exercise		Contractual Life	Weighted Average		Weighted Average
Prices	Number Outstanding	(yrs)	Exercise Price	Number Exercisable	Exercise Price

$2.67 to $9.06	363,461	3.0	$5.01	363,461	$5.01
$11.11 to $14.25	521,205	5.9	13.51	270,555	13.07
$14.36 to $20.00	661,900	6.7	17.84	315,550	17.52
$21.375 to 42.50	643,200	8.2	28.12	150,701	26.10
$42.65 to 46.87	654,973	8.8	45.07	175,860	45.16
$48.03 and over	784,000	9.8	51.00	4,000	48.03

	3,628,739	7.5	$29.83	1,280,127	$17.93

March 31, 2001:

	Stock Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
Range of Exercise		Contractual Life	Weighted Average		Weighted Average
Prices	Number Outstanding	(yrs)	Exercise Price	Number Exercisable	Exercise Price

$2.67 to $9.06	822,949	3.7	$4.66	804,949	$4.56
$11.11 to $14.25	913,068	7.3	13.59	342,445	13.18
$14.36 to $20.00	819,200	7.5	17.67	271,536	17.21
$21.375 to 42.50	719,000	9.0	26.20	106,500	22.73
$45.06 and over	716,500	9.8	45.07	—	—

	3,990,717	7.4	$20.51	1,525,430	$10.01

     March 31, 2000:

	Stock Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
Range of Exercise		Contractual Life	Weighted Average		Weighted Average
Prices	Number Outstanding	(yrs)	Exercise Price	Number Exercisable	Exercise Price

$2.67 to $4.00	854,343	3.7	$3.19	854,343	$3.19
$4.22 to $11.89	827,844	5.6	7.73	554,964	7.30
$12.22 to $14.25	983,625	8.7	14.03	141,825	13.89
$14.36 to $20.00	957,173	8.3	17.39	202,815	16.73
$21.33 and over	508,500	9.8	21.37	—	—

	4,131,485	7.1	$12.21	1,753,947	$6.92

Employee Stock Purchase Plan.

Under the 1996 Employee Stock Purchase Plan, (the “Purchase Plan”), we are authorized to issue up to 1,687,500 shares of common stock to our employees. Under the terms of the Purchase Plan, employees can choose to have up to 15% of their annual base earnings withheld, subject to an annual limitation, to purchase Barra common stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or end of each three-month offer period, subject to an annual limitation. Under the Purchase Plan, we issued 46,059, 40,222 and 67,905 shares in 2002, 2001 and 2000. The weighted average purchase price of shares issued in 2002, 2001 and 2000 was $38.98, $28.14 and $12.60, respectively. The weighted-average fair value of shares issued in 2002, 2001 and 2000 was $48.65, $39.35 and $17.39, respectively. At March 31, 2002 there were 1,388,729 shares of common stock reserved for future issuance under the Purchase Plan.

Additional Stock-Based Award Information.

As discussed in Note 2, we account for our stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires the disclosure of pro forma net income and earnings per share had we adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: weighted average expected life, 72 months for all years presented; stock volatility, 44% in 2002, 66% in 2001 and 50% in 2000; risk free interest rates, 4.8% in 2002, 5.5% in 2001 and 6.2% in 2000; and no dividends during the expected term for all years. If the computed fair values of the 2002, 2001 and 2000 awards under the Plan had been amortized to expense over the vesting period of the awards, pro forma net income would have been $111,366,000 ($5.25 per basic share and $4.95 per diluted share) in 2002, $41,102,000 ($1.96 per basic share and $1.83 per diluted share) in 2001 and $21,083,000 ($1.00 per basic share and $.96 per diluted share) in 2000. The effects of applying SFAS No. 123 on pro forma disclosures of net income and net income per share for 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net income and net income per share in future years.

Stockholder Rights

Our Certificate of Incorporation, Bylaws, and certain Delaware laws contain provisions that may discourage a third party from acquiring Barra. This may deprive stockholders of certain opportunities to receive a premium for their shares as part of an acquisition of Barra.

In addition, in August 2001 we adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of September 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $200 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $200 exercise price, shares of our common stock or of any company into which we are merged having a value of $400. The rights expire on September 7, 2011 unless extended by our board of directors.

Note 11 — Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. Our chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer and certain other Executive Officers (the “Committee).

Barra’s business segments are organized on the basis of differences in their related products and services. The Core Business is the portfolio and enterprise risk management segment and consists of developing, marketing and supporting portfolio and enterprise risk software. The Barra Ventures Businesses consists of investments, joint ventures or significant licensing arrangements that leverage the ideas and intellectual property of the Core Business. The POSIT joint venture licenses institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment. Other Ventures includes Barra Retail Intermediaries.

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

The following tables present information about reported segments for the years ended March 31, 2002, 2001 and 2000, respectively (amounts in thousands):

Year ended March 31, 2002:

	Barra Core	Barra Ventures

		POSIT
	Core	Joint Venture	Other	Total Ventures	Consolidated

Revenues:
Portfolio and Enterprise	$121,600				$121,600
Risk Management
POSIT		24,015		24,015	24,015
Other Ventures			154	154	154

Total Segment revenues	121,600	24,015	154	24,169	145,769

Compensation and Benefits	(57,910)	(2,192)	(2,575)	(4,767)	(62,677)
Other Segment expenses	(28,357)	(1,144)	(1,024)	(2,168)	(30,525)
Interest income and other	6,527		21	21	6,548
Equity in joint venture gains (losses)		194	(79)	115	115

Total Segment expenses	(79,740)	(3,142)	(3,657)	(6,799)	(86,539)

Segment income	$41,860	$20,873	(3,503)	$17,370	$59,230

Depreciation and amortization	$5,008	$78	$24	$102	$5,110

Year ended March 31, 2001:

	Barra Core	Barra Ventures

		POSIT
	Core	Joint Venture	Other	Total Ventures	Consolidated

Revenues:
Portfolio and Enterprise	$111,260				$111,260
Risk Management
POSIT		21,070		21,070	21,070
Other Ventures			861	861	861

Total Segment revenues	111,260	21,070	861	21,931	133,191

Compensation and Benefits	(53,944)	(1,462)	(1,522)	(2,984)	(56,928)
Other Segment expenses	(28,569)	(740)	(279)	(1,019)	(29,588)
Interest income and other	2,501				2,501
Equity in joint venture gains (losses)		183	(24)	159	159

Total Segment expenses	(80,012)	(2,019)	(1,825)	(3,844)	(83,856)

Segment income	$31,248	$19,051	(964)	$18,087	$49,335

Depreciation and amortization	$6,200	$75	$30	$105	$6,305

Year ended March 31, 2000:

	Barra Core	Barra Ventures

		POSIT
	Core	Joint Venture	Other	Total Ventures	Consolidated

Revenues:
Portfolio and Enterprise	$92,362				$92,362
Risk Management
POSIT		19,064		19,064	19,064
Other Ventures			—		—

Total Segment revenues	92,362	19,064	—	19,064	111,426

Compensation and Benefits	(55,795)	(1,175)		(1,175)	(56,970)
Other Segment expenses	(27,357)	(320)		(320)	(27,677)
Interest income and other	3,114				3,114
Equity in joint venture gains (losses)	(222)	109		109	(113)
Restructuring charges	(9,024)				(9,024)

Total Segment expenses	(89,284)	(1,386)	—	(1,386)	(90,670)

Segment income	$3,078	$17,678	—	$17,678	$20,756

Depreciation and amortization	$5,775	$150	$0	$150	$5,925

Revenues are distributed to geographic areas based on the country in which the Barra sales office is located. For all years presented, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

The following table presents a summary of revenue and long-lived assets by geographic region as of and for the years ended March 31, 2002, 2001 and 2000 (in thousands):

	2002		2001		2000

		Long Lived		Long Lived		Long Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

Americas:
United States	$79,249	$21,875	$71,033	$30,455	$58,843	$29,992
Other	4,122	52	3,833	47	3,114	74

Total Americas	83,371	21,927	74,866	30,502	61,957	30,066

Europe and Africa:
United Kingdom	28,796	1,524	25,369	1,692	19,449	15,958
Germany	7,853	42	7,092	62	4,851	36
Other	1,203	25	2,613	32	5,800	92

Total Europe and Africa	37,852	1,591	35,074	1,786	30,100	16,086

Asia and Australia:
Japan	19,062	4,082	17,810	4,082	14,332	3,833
Other	5,484	393	5,441	162	5,037	147

Total Asia and Australia	24,546	4,475	23,251	4,244	19,369	3,980

Total	$145,769	$27,993	$133,191	$36,532	$111,426	$50,132

Note 12 — Contingencies

The Company is subject to various legal proceedings and claims either asserted or unasserted arising in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, it is management’s opinion that the results of any such legal matters will not be material to the Company’s consolidated financial statements.

Note 13 — Restructuring Charges

We had two restructuring events during 2000. We recorded a charge of $5,561,000 in connection with a restructuring plan to reduce the cost of operating our U.S. fixed income business and focus future development and sales efforts on global and enterprise-wide fixed income products. The charge consisted of: (a) $3.6 million in severance, termination benefits, and wages for approximately 50 terminated employees (some of which were retained for various periods up until December 31, 1999 to exclusively support the discontinued products); (b) $1.3 million for non-cancelable services directly related to the discontinued products including certain costs associated with continuing to support the products up until their final termination dates; and (c) $.4 million in excess facilities costs.

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

As of March 31, 2001 all charges related to the restructuring had been paid.

Note 14 — Selected Quarterly Financial Data (in thousands — unaudited)

Year Ended March 31, 2002	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total operating revenues	$36,894	$37,032	$35,682	$36,161
Total operating revenues net of operating expenses	$14,472	$13,640	$12,381	$12,074
Net income	$14,793	$10,990	$82,250	$10,260
Net income per share — diluted	$0.66	$0.50	$3.62	$0.45

Year Ended March 31, 2001	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total operating revenues	$36,012	$33,232	$32,674	$31,273
Total operating revenues net of operating expenses	$12,311	$11,672	$11,295	$11,397
Net income	$10,284	$11,284	$13,484	$10,250
Net income per share — diluted	$0.45	$0.50	$0.60	$0.47

Income per share calculations for each of the quarters is based on the weighted average common and common equivalent shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year income per share amount.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

We have omitted from this Report certain information required by Part III as we intend to file our definitive Proxy Statement in accordance with Regulation 14A not later than 120 days after the end of the year covered by this Form 10-K, and certain information in the Proxy Statement is incorporated here by reference. Only those sections of the Proxy Statement that specifically address the items set forth below are incorporated by reference and such incorporation does not include other information contained in the Proxy Statement, including the Performance Graph or the Report of the Audit Committee of the Board of Directors.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The information regarding our directors required by this Item 10 is incorporated by reference to pages 3-5 of the Proxy Statement under the headings “Proposal No. 1 — Election of Directors — Nominees, Business Experience of the Directors, and Board Meetings and Committees.”

Executive Officers of the Registrant

The information regarding our Executive Officers required by this Item 10 is included at the end of Part I of this Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information regarding compliance with Section 16(a) of the Exchange Act required by this Item 10 is incorporated by reference to page 17 of the Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to pages 4 and 8-12 of the Proxy Statement under the headings “Director Compensation,” “Executive Compensation” and “Report of the Compensation Committee and of the Board on Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to pages 6-7 and pages 16-17 of the Proxy Statement under the heading “Principal Stockholders and Share Ownership by Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to page 10 of the Proxy Statement under the heading “Executive Compensation - Compensation Committee Interlocks, Insider Participation and Other Transactions.”

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

(3)	Exhibit Index.

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of Barra, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Bylaws of Barra, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2.2	Amended and Restated By-laws of the Company, dated as of May 10, 2001 (incorporated by reference to the quarterly financial statement on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001).

4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.3 to our Form S-1 Registration Statement, as amended (No. 33-42951), filed August 20, 1991 (Registration Statement).

4.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Barra, Inc. (incorporated by reference to the Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 24, 2001).

10.1	POSIT Joint Venture Agreement, dated October 1, 1987, between Barra, Inc. and Jefferies & Company, Inc. and related Exclusive Software License Agreement, dated as of October 1, 1987, and amended as of August 1990 (incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.2	Stock Option Plan of Barra, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement). (1)

10.3	Agreement for Services, dated February 1, 1991 and July 1, 1991 between Barra, Inc. and Ziff Communications Company (incorporated by reference to Exhibit 10.16 to the Registration Statement).

Exhibit
Number	Description of Exhibit

10.4	Agreement for Services between Barra, Inc. and Ziff Information Services, a division of Ziff Communications Company, dated February 1, 1994 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

10.5	Revolving Line of Credit Note, dated February 28, 1996, made by Barra, Inc. to the Sumitomo Bank of California (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.6	Commercial Loan Agreement, dated as of February 28, 1996, between Barra, Inc. and The Sumitomo Bank of California (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.7	Barra, Inc. Net Office Lease, dated as of May 21, 1996, by and between Barra, Inc. and First Milvia, LLC (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.8	Rogers, Casey & Associates, Inc. 1992 Stock Option and Restricted Stock Plan and Addendum thereto (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-8 filed September 11, 1997 (File No. 333-11771). (1)

10.9	Form of Stock Option Agreement for Rogers, Casey & Associates, Inc. 1992 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-8 filed September 11, 1997 (File No. 333-11771). (1)

10.10	Operating Agreement for Symphony Asset Management LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.11	1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-8 filed August 15, 1996 (File No. 333-10259).

10.12	Form of Stock Purchase Agreement for 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-8 filed August 15, 1996 (File No. 333-10259).

10.13	Form of Officers’ Stock Purchase Agreement for 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.5 to our registration statement on Form S-8 filed August 15, 1996 (File No. 333-10259). (1)

10.17	Barra Directors Option Plan (incorporated by reference to Exhibit No. 4.3 to Barra, Inc.’s registration statement on Form S-8 filed September 11, 1997 (File No. 333-35381)). (1)

10.18	Form of Stock Option Agreement for Barra Directors Option Plan (incorporated by reference to Exhibit No. 4.4 to our registration statement on Form S-8 filed September 11, 1997 (File No. 333-35381)). (1)

10.19	Barra Stock Option Plan and Amendment No. 1 thereto (incorporated by reference to Exhibit No. 4.3 to our registration statement on Form S-8 filed September 11, 1997 (File No. 333- 35379)). (1)

10.20	Amendment No. 2 to Barra Stock Option Plan dated January 28, 1999 (incorporated by reference to Exhibit No. 4.3 to our registration statement on Form S-8 filed January 29, 1999 (File No. 333-35379)). (1)

10.21	Form of Indemnification Agreement between Barra, Inc. and its officers and directors (incorporated by reference to Exhibit D to the Proxy Statement for the Barra, Inc. 1998 Annual Meeting of Shareholders filed June 25, 1998).

Exhibit
Number	Description of Exhibit

10.22	2000 Equity Participation Plan of Barra, Inc. (incorporated by reference to Exhibit No. 4.1 to our registration statement on Form S-8 filed September 8, 2000 (File No. 333-45392)).

10.23	Acquisition Agreement, dated as of June 15, 2001, by and among Barra, Inc., Symphony Asset Management, Inc., Maestro LLC, the Company Principals (as defined therein), Symphony Asset Management LLC and The John Nuveen Company (incorporated by reference to Exhibit No. 2.1 to our Form 8-K filed June 18, 2001 (File No. 0-19690)).

10.24	Letter of Credit by Wells Fargo Bank, National Association to Barra, Inc. (incorporated by reference to the Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on August 24, 2001).

10.25	Secured Promissory Note of Robert L. Honeycutt dated January 30, 2002 (incorporated by reference to the Statement on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001).

13.1	2002 Annual Report to Shareholders of Barra, Inc., which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Securities Exchange Commission and is not to be deemed “filed.”

21.1	List of Subsidiaries of Barra, Inc. (electronic filing only)

23.1	Consent of Deloitte & Touche LLP (electronic filing only)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a).
The exhibits listed above are filed as part of, or are incorporated by reference into, this Report. Copies of this Report will be furnished without charge upon written request to any stockholder. Copies of the exhibits listed above will be furnished upon written request at reasonable cost to any stockholder. Such requests should be sent to Barra, Inc., 2100 Milvia Street, Berkeley, CA 94704, Attention: Bruce Ledesma, General Counsel.

(b)	Reports on Form 8-K:

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barra, Inc.

By:	/s/ Gregory V. Stockett

Name:	Gregory V. Stockett

Title:	Chief Financial Officer

Date:	June 26, 2002

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. George Battle A. George Battle	Director	June 26, 2002

/s/ Kamal Duggirala Kamal Duggirala	Chief Executive Officer (Principal Executive Officer) and Director	June 26, 2002

/s/ M. Blair Hull M. Blair Hull	Director	June 26, 2002

/s/ Gregory V. Stockett Gregory V. Stockett	Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2002

/s/ Norman J. Laboe Norman J. Laboe	Director	June 26, 2002

/s/ Clyde Ostler Clyde Ostler	Director	June 26, 2002

/s/ Andrew Rudd Andrew Rudd	Director and Chairman	June 26, 2002