Form 10-Q
period 2002-06-30
BARRA INC /CA
filed 2002-08-13
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

The number of shares of the registrant's Common Stock outstanding as of August 6, 2002 was 20,347,274.

Exhibit Index is located on page 40

BARRA, INC.
Report On Form 10-Q For The
Quarter Ended June 30, 2002
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

                                                       June 30,      March 31,
                                                        2002           2002
                                                    -------------  -------------
                                                     (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents........................      $71,708        $58,499
  Investments in marketable equity trading
    securities.....................................       14,161         14,310
  Investments in marketable debt securities
    available-for-sale.............................      157,457        200,317
  Accounts receivable (Less allowance for doubtful
  accounts of $950 and $950):
    Subscription and other.........................        5,262          5,470
    Related parties................................        5,111          5,616
  Prepaid expenses.................................        1,660          2,068
                                                    -------------  -------------
    Total current assets...........................      255,359        286,280
                                                    -------------  -------------
Investments in unconsolidated companies............       10,332         10,344
Premises and equipment:
  Computer and office equipment....................       13,209         12,904
  Furniture and fixtures...........................        4,657          4,637
  Leasehold improvements...........................        6,768          6,729
                                                    -------------  -------------
    Total premises and equipment...................       24,634         24,270
Less accumulated depreciation and amortization.....      (15,502)       (14,383)
                                                    -------------  -------------
                                                           9,132          9,887
Deferred tax assets................................        6,470          8,065
Computer software (less accumulated amortization
  of $2,946 and $2,766)............................        1,481          1,551
Other assets.......................................        1,389          1,034
Goodwill and other intangibles (less accumulated
  amortization of $5,539 and $5,539)...............        7,456          7,456
                                                    -------------  -------------
Total..............................................     $291,619       $324,617
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................       $1,023         $1,694
  Accrued expenses payable:
    Accrued compensation...........................        2,975         11,208
    Accrued corporate income taxes.................       12,508         10,814
    Other accrued expenses.........................        9,873          9,843
  Unearned revenues................................       36,498         32,383
                                                    -------------  -------------
    Total current liabilities......................       62,877         65,942
                                                    -------------  -------------
Deferred tax liabilities...........................        2,846          2,362

STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 20,678,699 and 21,444,268
   shares issued and outstanding...................            2              2
  Additional paid-in capital.......................       82,667         79,121
  Retained earnings................................      143,189        177,518
  Accumulated other comprehensive income (loss)....           38           (328)
                                                    -------------  -------------
    Total stockholders' equity.....................      225,896        256,313
                                                    -------------  -------------
Total..............................................     $291,619       $324,617
                                                    =============  =============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except for share and per share amounts)

                                                Three Months Ended
                                                     June 30,
                                           -------------------------
                                                2002        2001
                                           ------------ ------------
                                           (Unaudited)  (Unaudited)
Operating Revenues:
  Portfolio and Enterprise Risk
    Management.................                $29,661      $29,891
  POSIT........................                  5,119        6,270
                                           ------------ ------------
    Total operating revenues...                 34,780       36,161
                                           ------------ ------------
Operating Expenses:
  Communication, data and
    seminar costs..............                  2,015        2,073
  Compensation and benefits....                 14,910       15,492
  Occupancy ...................                  1,547        1,279
  Other operating expenses.....                  4,898        5,243
                                           ------------ ------------
    Total operating expenses...                 23,370       24,087
                                           ------------ ------------
Interest Income and Other......                  2,678        1,198
                                           ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Income Taxes
  and Discontinued Operations..                 14,088       13,272
Equity in Income and Loss of
  Investees....................                   --             (2)
                                           ------------ ------------
Income before Income taxes.....                 14,088       13,270

Income Taxes...................                 (4,360)      (4,344)
                                           ------------ ------------
Income from Continuing
  Operations...................                  9,728        8,926
                                           ------------ ------------
Discontinued Operations:
  Income from Operations.......                   --          1,334
                                           ------------ ------------
Net Income                                      $9,728      $10,260
                                           ============ ============
Income Per Share:

Continuing Operations:
  Basic........................                  $0.46        $0.42
                                           ============ ============
  Diluted......................                  $0.44        $0.39
                                           ============ ============

Discontinued Operations -
  Income from Operations:
  Basic........................                  $0.00        $0.06
                                           ============ ============
  Diluted......................                  $0.00        $0.06
                                           ============ ============

Net Income:
  Basic........................                  $0.46        $0.48
                                           ============ ============
  Diluted......................                  $0.44        $0.45
                                           ============ ============

Weighted Average Common and
  Common Equivalent Shares:
  Basic........................             21,192,084   21,420,511
                                           ============ ============
  Diluted......................             22,122,587   22,862,066
                                           ============ ============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                          Three Months Ended
                                                               June 30,
                                                   ----------------------------
                                                       2002           2001
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................       $9,728        $10,260
Adjustments to reconcile net income to net
cash provided by continuing operations:
     Equity in net income of investees............        --                 2
     Depreciation and amortization................        1,310          1,111
     Unrealized losses on marketable equity
      trading securities..........................          149             25
     Sale of marketable equity trading securities.        --             1,100
     Deferred taxes...............................          484          1,993
     Other........................................          379             16
Changes in:
     Accounts receivable - subscription and other.          208           (397)
     Accounts receivable - related parties........          505           (202)
     Prepaid expenses.............................          408             71
     Other assets.................................         (355)          (185)
     Accounts payable, due to related party
      and accrued expenses........................       (5,585)        (5,239)
     Unearned revenues............................        4,115          3,423
                                                   -------------  -------------
Net cash provided by continuing operations........       11,346         11,978
                                                   -------------  -------------
Net cash provided by discontinued operations......        --             8,122
                                                   -------------  -------------

Net cash provided by operating activities.........       11,346         20,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................         (486)        (1,019)
Sale (investment) - Marketable debt securities -
 available for sale...............................       42,860        (34,035)
                                                   -------------  -------------
Net cash provided (used) in investing activities         42,374        (35,054)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock................        2,476          2,152
Common stock repurchased..........................      (42,987)       (10,525)
                                                   -------------  -------------
Net cash used in financing activities.............      (40,511)        (8,373)
                                                   -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            13,209        (23,327)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       58,499         44,702
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $71,708        $21,375
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes.................................       $2,982         $2,980

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Barra, Inc. (the Company, which may be referred to as Barra, we, us or our) and its wholly-owned subsidiaries. Discontinued operations represents the results of operations from Symphony Asset Management LLC (Symphony), Barra RogersCasey, Inc., Barra Strategic Consulting Group and Bond Express, Inc., all of which were either sold or terminated in fiscal 2002. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of June 30, 2002 and the results of our operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2002 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (Form 10-K), but does not include all disclosures required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. COMPREHENSIVE INCOME

Comprehensive income includes unrealized gain on investments in marketable debt securities and foreign currency translation gains and losses. A summary of comprehensive income follows (in thousands):

                                          Three Months Ended June 30
                                           -------------------------
                                                2002        2001
                                           ------------ ------------
Net Income ..................                   $9,728      $10,260
Unrealized gain on
  investments in marketable
  debt securities available
  for sale...................                      366         --
                                           ------------ ------------
Comprehensive income ........                  $10,094      $10,260
                                           ============ ============

3. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. Our chief operating decision-making group is the Executive Committee, which is comprised of the Chief Executive Officer and other Executive Officers (the "Committee").

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

Segment income from operations is defined as segment revenues net of segment expenses and equity in joint venture gains and losses for the current year. Segment expenses include costs for sales and client support activities, the cost of delivering the product or service including data and data processing costs, and allocated amounts of depreciation and amortization. Segment expenses also include allocated portions of research and development, general and administrative expenses and interest income for the current year.

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

The following tables present information about reported segments for the three month periods ended June 30, 2002 and 2001, respectively (amounts in thousands):

For the three months ended June 30, 2002:

                               ------------- -----------------------------------------
                                BARRA CORE                 BARRA VENTURES
                               ------------- ----------------------------------------- -------------
                                                 POSIT                      Total
                                   Core      Joint Venture     Other       Ventures        Total
                               ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management.................       $29,661                                                 $29,661
POSIT........................                      $5,119                      $5,119         5,119
                               ------------- ------------- ------------- ------------- -------------
  Total revenues                     29,661         5,119         --            5,119        34,780

Compensation and benefits....       (14,584)         (326)                       (326)      (14,910)
Other segment expenses.......        (8,229)         (231)                       (231)       (8,460)
Interest income and other....         2,678                                                   2,678
Equity in joint venture gains
  (losses)...................                          11           (11)        --            --
                               ------------- ------------- ------------- ------------- -------------
  Total segment expenses            (20,135)         (546)          (11)         (557)      (20,692)
                               ------------- ------------- ------------- ------------- -------------
Segment income (loss)                $9,526        $4,573          ($11)       $4,562       $14,088
                               ------------- ------------- ------------- ------------- -------------
Depreciation and
  amortization                       $1,284           $26         --              $26        $1,310

For the three months ended June 30, 2001:

                               ------------- -----------------------------------------
                                BARRA CORE                 BARRA VENTURES
                               ------------- ----------------------------------------- -------------
                                                 POSIT                      Total
                                   Core      Joint Venture     Other       Ventures        Total
                               ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management.................       $29,891                                                 $29,891
POSIT........................                      $6,270                      $6,270         6,270
                               ------------- ------------- ------------- ------------- -------------
  Total revenues                     29,891         6,270         --            6,270        36,161

Compensation and benefits....       (14,967)         (525)                       (525)      (15,492)
Other segment expenses.......        (8,344)         (251)                       (251)       (8,595)
Interest income and other....         1,198                                                   1,198
Equity in joint venture gains
  (losses)...................                          16           (18)           (2)           (2)
                               ------------- ------------- ------------- ------------- -------------
  Total segment expenses            (22,113)         (760)          (18)         (778)      (22,891)
                               ------------- ------------- ------------- ------------- -------------
Segment income (loss)                $7,778        $5,510          ($18)       $5,492       $13,270
                               ------------- ------------- ------------- ------------- -------------
Depreciation and
  amortization                       $1,085           $26         --              $26        $1,111

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

In August 2001, the FASB issued SFAS No. 144 - Accounting for the impairment or Disposal of Long-lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g. equipment and office facilities.) This statement supersedes SFAS No. 121 - Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations. We adopted this statement on January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31,2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

6. DISCONTINUED OPERATIONS

Symphony Asset Management LLC- On July 16, 2001, Barra completed the sale of its 50 percent ownership interest in Symphony to The John Nuveen Company. Barra received approximately $128 million in initial cash proceeds and is eligible to receive up to an additional $12 million in future contingent payments based on Symphony's business performance. A gain of $72.2 million or $3.21 per diluted share, after taxes of approximately $44.8 million, was recorded from the sale.

Bond Express, Inc.- On August 31, 2001, Barra sold its subsidiary, Bond Express, Inc., to ValuBond, Inc. As consideration for the sale Barra received preferred stock representing approximately 8% of ValuBond, Inc.'s equity on a fully diluted basis. No gain or loss was recognized upon the sale of the business. (See Note 8)

Barra RogersCasey, Inc. and Barra Strategic Consulting Group- On March 27, 2002, Barra announced the disposition of its consulting ventures, Barra RogersCasey, Inc. and the Barra Strategic Consulting Group. Barra RogersCasey, the Company's pension fund consulting venture, was sold to a subsidiary of Capital Resource Advisors LLC for $14 million in cash in exchange for all of the stock of Barra RogersCasey. Barra Strategic Consulting Group, which provided project-based management consulting to asset managers, ceased operations as of February 15, 2002. Barra's gain on sale of its interest in Barra RogersCasey, net of approximately $1.5 million in closure costs associated with the Barra Strategic Consulting Group and $2.2 million in income taxes, was $3.8 million or $0.17 per diluted share.

Gross revenues, pre-tax income and net income for discontinued operations for the three months ended June 30, 2001 are set forth in the table below:

Gross revenues..............  $13,633
Income before taxes.........    2,514
Income taxes................   (1,180)
                             ---------
Income from discontinued
  operations.................  $1,334
                             =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes (included elsewhere in this report), as well as with our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. This discussion and analysis and other parts of this Form 10-Q contain forward looking statements that involve risks and uncertainties, as well as assumptions made by us regarding our expectations and other future events. We make those forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For further information regarding how to identify forward looking statements and the factors that could cause actual results to differ, please refer to the information under the heading "RISK FACTORS" below. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is also important to remember that other factors besides those we mention could also adversely affect us and our business, operating results or financial condition.

APPLICATION OF CRITICAL ACCOUNTING POLICIES.

General

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Revenue Recognition

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

The timing and certain methods of recognizing revenues require management to make estimates with respect to cost incurred, milestones reached and other factors.

Allowance for Doubtful Accounts

We evaluate the collectibility of our trade receivables on a combination of factors. When we become aware of a specific customer's inability to meets it financial obligation to us, such as in the case of bankruptcy filings or deterioration in the customer's financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Investments in Unconsolidated Companies

We monitor our investments in unconsolidated companies for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in privately held companies are estimated based on one or more of the following: pricing models using historical and forecasted financial information, liquidation values, the values of recent rounds of financing or quoted market prices of comparable public companies. In order to determine whether a decline in value is other than temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company's industry, and the company's relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Accounting for Income Taxes

We make estimates related to our income taxes in each of the jurisdictions in which we operate. These estimates include the allocation of revenue, cost of revenue, depreciation, expenditures and tax credits within and between jurisdictions. Deferred taxes are determined by calculation of the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. As a result of this process, the Company recognizes deferred tax assets and liabilities, which are recorded in its Consolidated Statements of Financial Condition. A valuation allowance is established to the extent that the Company considers it more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent a valuation allowance is established or adjusted in a period, this amount is included in the Company's Consolidated Statements in Income as an expense or benefit within the provision for income taxes.

GENERAL

Certain of the information required by this item has been previously reported under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

Barra provides investment risk management solutions to financial professionals world-wide. We have two business units. Our Core Business provides portfolio risk management and enterprise risk management systems to investment professionals. Our Ventures Business develops new lines of business by leveraging our core research and development, generally through strategic partnerships.

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

The following table presents a summary of revenue by geographic region for the three months ended June 30, 2002 and 2001 (in thousands). Revenues are distributed to geographic areas based on the country in which the Barra sales office is located:

                                         2002                          2001
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
Americas:
United States............       $18,999             55%       $19,746             55%
Other....................         1,036              3            911              3
                          -------------- -------------- -------------- --------------
Total Americas...........        20,035             58         20,657             58
                          ============== ============== ============== ==============

Europe and Africa:
United Kingdom...........         6,316             18          7,218             20
Germany..................         2,088              6          1,900              5
Other....................           256              1            311              1
                          -------------- -------------- -------------- --------------
Total Europe and Africa..         8,660             25          9,429             26
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         4,764             14          4,709             13
Other....................         1,321              3          1,366              3
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         6,085             17          6,075             16
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $34,780            100%       $36,161            100%
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

For the three month period ended June 30, 2002, when compared to the same period a year ago, the U.S. dollar strengthened against the pound, euro and yen. This had the net effect of decreasing net revenues and net income by approximately $585,000 and $366,000, respectively, compared to exchange rates in effect for the three month period ended June 30, 2001.

Under current operating arrangements in the countries in which we do business (other than Brazil), there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company. In Brazil, our local subsidiary is required to register exchange agreements with the Brazilian Central Bank.

Liquidity and Capital Resources

Cash and cash equivalents, marketable equity securities held for trading and marketable debt securities available for sale totaled $243.3 million at June 30, 2002. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $25 million. No amounts have been, or are presently anticipated to be, drawn down on that line of credit.

During the quarter ended June 30, 2002, we repurchased 910,650 shares of our common stock on the open market at an average price of $45.66 for an aggregate of $41,577,000, pursuant to our stock repurchase plan.

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

Share Repurchase Plan

On July 16, 2002, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our Common Stock, pursuant to our stock repurchase plan, of which 973,400 shares remained authorized and unpurchased as of August 9, 2002.

RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income and operating segment results for the three month periods ended June 30, 2002 and June 30, 2001.

Barra Core- Portfolio and Enterprise Risk Management Business

Core revenue growth has slowed significantly over the past fiscal year as a result of lower subscription sales of our portfolio and enterprise risk products and higher cancellation rates on existing customer subscriptions as compared to previous periods. We believe these results reflect the general cost reduction measures many of our asset management clients have initiated in the face of significant declines in asset-based fees.

Revenues:

Portfolio and Enterprise Risk Management. Portfolio and Enterprise Risk Management fees consist of annual subscription fees and other related revenues for our Core Business portfolio risk management and enterprise risk management systems. A summary of the components of this revenue is as follows (amounts in thousands):

Three Months Ended June 30,

                               2002      2001    % Change
                             --------- --------- --------
Core product subscriptions..  $28,375   $28,218        1
Implementation fees.........      350       693      (49)
Other Core product related..      936       980       (4)
                             --------- --------- --------
TOTAL....................     $29,661   $29,891       (1)
                             ========= ========= ========

Core Product Subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related updates. We generally bill and collect fees on an annual basis, but recognize the revenue 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients and increasing revenues from existing customers through the introduction of new products, features, users and other services. Excluding the negative impact of changes in foreign currency translation rates subscription revenues increased 3% compared to the same quarter last year.

Implementation Fees are revenues related to implementation services in connection with enterprise risk management system installations. Implementation fees are recorded as earned, generally on a time and materials basis. The timing of the recording of enterprise risk management implementation fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from quarter to quarter. The decrease in implementation fees reflects a decline in the number of new enterprise risk system installations and general weakness in the demand for such services amidst spending constraints at some of our client installations.

Other Core Product Related revenues include seminar and other one-time fees.

Expenses:

A summary of core operating expenses is as follows (amounts in thousands):

Three Months Ended June 30,

                               2002      2001    % Change
                             --------- --------- --------
Communication, data and
  seminar costs.............   $2,011    $2,066       (3)
Compensation and benefits...   14,584    14,967       (3)
Occupancy...................    1,490     1,242       20
Other operating expenses....    4,728     5,036       (6)
                             --------- --------- --------
TOTAL....................     $22,813   $23,311       (2)
                             ========= ========= ========

Communication, data and seminar costs consists of computer access and communication charges, software and data costs, computer leasing and seminar expenses. This component of expense decreased $55,000 or 3% compared to the same quarter a year ago. The decrease reflects lower seminar costs resulting from fewer events being held in the current quarter as compared to the same quarter last year, offset by higher purchased data costs due to an increase in the number of data offerings purchased as well as increased costs on current data subscriptions.

Compensation and Benefits decreased $383,000 or 3% compared to the same quarter a year ago. The decrease reflects lower incentive compensation and commissions as a result of lower sales and revenue retention rates compared to the same quarter last year.

Occupancy Expense increased $248,000 or 20% compared to the same quarter a year. The increase is due primarily to higher rental costs for our Japan facilities associated with new and expanded office space in Tokyo, along with increases in rents in existing offices.

Other Operating Expenses decreased $308,000 or 6% compared to the same quarter a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, marketing, advertising, insurance, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. The decrease is primarily the result of lower advertising and marketing costs due to the completion of a significant corporate branding and advertising campaign launched in the prior year.

POSIT

Revenues:

POSIT revenues decreased $1,151,000 or 18% compared to the same quarter a year ago. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems. The decline in POSIT revenues reflects principally the impact of lower trading volumes on the POSIT trading systems due to increased price competition and lower overall market trading volumes.

Expenses:

A summary of POSIT operating expenses is as follows (amounts in thousands):

Three Months Ended June 30,

                               2002      2001    % Change
                             --------- --------- --------
Communication, data and
  seminar costs.............       $4        $7      (43)
Compensation and benefits...      326       525      (38)
Occupancy...................       57        37       54
Other operating expenses....      170       207      (18)
                             --------- --------- --------
TOTAL....................        $557      $776      (28)
                             ========= ========= ========

Compensation and benefits decreased $199,000 or 38% from the same quarter a year ago. This decrease resulted from the reimbursement of certain costs by our joint venture partner in the current quarter.

Occupancy costs increased $20,000 or 54% compared to the same quarter a year ago. The increase was due to increased rental and utility costs in the office where POSIT personnel are housed.

Other operating expenses decreased $37,000 or 18% compared to the same quarter a year ago. The decrease is due to lower travel, legal and support costs associated with this venture.

Equity in income of Investees:

Equity in Net Income (Loss) of Investees represents net gains from our equity investment Australian POSIT.

Other Ventures

Equity in Net Income (Loss) of Investees represents net (losses) from our equity investments in Risk Reporting Limited.

Interest Income and Other

Interest income and other increased $1,480,000 or 123% compared to the same quarter a year ago. The increase is due to substantially higher cash balances in the current quarter. The increase reflects primarily the proceeds from the sale of various Barra ventures in fiscal 2002.

Income Taxes

Our effective tax rate for the quarter ended June 30, 2002 was 31% compared to 32.7% for the same quarter last year. This decline was principally from the result of a greater proportion of pre-tax income being derived from tax-exempt interest income than in the prior period.

Income From Discontinued Operations

Income from Discontinued Operations represents the results of operations from Symphony, Barra RogersCasey, Barra Strategic Consulting Group and Bond Express, Inc. for the quarter ended June 30, 2001, all of which were sold or terminated in fiscal 2002.(See Note 6.)

RISK FACTORS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements give our current expectations or forecasts of future actions, events or results. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, intend, believe, designed, future, forecast, perceive, possible, potential, may, will, would, could, should, forward, assure and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Our forward-looking statements include statements concerning our future financial results, market activities, product development and business model. From time to time we may also provide oral or written forward-looking statements in other materials that become publicly available.

Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. They can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Many factors described in this Risk Factors section and elsewhere in this Form 10-Q may cause our actual results to vary materially from our historical or expected results. Other factors, besides those outlined herein could also adversely affect us or our business. Consequently, no forward-looking statement can be guaranteed.

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

  Ventures Business - Diverse factors cause variability of operating results in our POSIT Venture Business.

POSIT - The several POSIT systems can experience and have experienced significant fluctuations in trading volume. Since approximately 15% of our operating revenue in the current quarter and a significant portion of our income by segment came from this venture in 2002, these fluctuations can have and have had a significant impact on our revenue and operating income.

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

  Trademarks - We have registered "Barra" as a trademark in the U.S. and in certain foreign countries. We have also registered other product trademarks and certain service marks in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or mark of choice will be available.

  Patents - Businesses operating in the financial services sector, including our competitors and potential competitors, have in recent years increasingly pursued patent protection for their technologies and business methods. We currently hold no patents. We are, however, currently applying for two utility patents and one design patent on certain of our proprietary technologies. Patent applications can be extremely costly to process and defend and we cannot assure that any of the rights granted under any patent that we may obtain will protect our competitive advantages. Under current law, we do not believe it is feasible to determine in advance whether any of our existing products or any of their components or a service or method infringes on the patent rights of others. From time to time we will receive notices from others containing claims or potential claims of intellectual property infringement. We may also be called upon to defend a joint venture partner, customer, vendor or licensee against such third party claims. Responding to these types of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business, operating results or financial condition. Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. There can be no assurance that these licenses will be made on terms that are commercially acceptable to us, if at all.

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

Management of Growth and Changes in Staffing

We have experienced an extended period of

  revenue growth;

  growth into new foreign markets;

  expansion of our Core Business and POSIT; and

  substantial fluctuations in the number of our employees.

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

  ATS - Certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed on alternative trading systems (ATSs). There can be no assurance that the SEC or Congress will not in the future seek to impose more stringent regulatory requirements on the operation of ATSs such as POSIT. If POSIT were to become subject to regulation as a stock exchange, it is possible that they could not operate effectively. Loss of POSIT revenues would materially adversely affect our financial condition and results of operations.

  Soft Dollars - Soft dollars are received from U.S. brokers who direct us to provide Core Business products to designated clients in the United States. These clients are money managers, fund sponsors and consultants using commissions generated by their advised accounts with the broker to obtain investment research an brokerage services. The funds used by the U.S. brokers to pay for the services are referred to in the securities industry as "soft dollars". For several years the investment community has debated the purchase of goods and services with soft dollars, and the practice is regulated in the U.S. by the SEC and the DOL. Legal or regulatory changes may restrict or prohibit us from providing services to money managers in exchange for soft dollars. Such changes could have a material adverse effect on our business, financial condition, or results of operations.

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

Possible Adverse Effects of Option Exercises

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of Barra common stock could decline. At June 30, 2002, there were outstanding exercisable options to purchase approximately 1.2 million shares of Barra common stock issued under various Barra stock option plans. As of that date, options to purchase about 1.9 million shares of Barra Common Stock had exercise prices below our closing common stock price on the last trading date of the fiscal quarter, June 28, 2002 ($37.18).

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $71.7 million at June 30, 2002 with an average interest rate of 1.8%. At June 30, 2002, the portfolio also had approximately $157.4 million of short-term, high credit quality municipal and corporate debt securities with an average taxable equivalent interest rate of 4.2%. The significant increase in the balance of this segment of the portfolio resulted from the consideration received from the sale of Symphony. The short-term money market funds and the municipal and corporate debt securities are not insured and, because of the short-term nature of the investments, are subject to credit risk, but are not likely to fluctuate significantly in market value.

Equity Market Risk

We had approximately $14.1 million at June 30, 2002 invested in investment products managed by our former Symphony venture. These investments are in primarily market-neutral programs, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

We have a hedging program in place which is designed to reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At June 30, 2002, we had one contract to sell 500 million yen at 120.18, maturing on August 2, 2002, with an unrealized loss of $20,875. Also at June 30, 2002, we had one contract to sell 5 million euro at 0.9826, maturing on August 2, 2002, with an unrealized loss of $47,500. Additionally, at June 30, 2002, we had one contract to sell 5 million pounds at 1.518, maturing on August 2, 2002, with an unrealized loss of $74,000. We enter into forward currency contracts only with approved counter-parties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

We have no foreign debt and our non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

All information that is required by this item was reported under the heading "Legal Proceedings" in our March 31, 2002 Form 10-K. There have been no other material developments in our legal proceedings since the date of our Form 10-K. From time to time, we may be involved in litigation incidental to the conduct of our business. Except as otherwise disclosed in our periodic filings, we are not currently a party to any legal proceedings that are material to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on Tuesday, July 30, 2002.

The meeting was held to consider and vote upon (i) electing Barra's directors to serve for the ensuing year and until their successors are duly elected and qualified, and (ii) ratifying the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2003.

The votes cast with respect to each director are summarized as follows: A. George Battle, for: 18,600,604, withheld: 467,726; Kamal Duggirala, for: 15,096,157, withheld: 3,972,173; M. Blair Hull, for: 18,628,684, withheld: 439,646; Norman J. Laboe, for: 18,392,058, withheld: 676,272; Clyde W. Ostler, for: 18,570,342, withheld: 497,988; and Andrew Rudd, for: 18,451,124, withheld: 617,206.

The votes cast to ratify the selection of Deloitte & Touche LLP as independent auditors are summarized as follows: for: 18,927,081, against: 131,102, abstain: 10,147.

ITEM 5. OTHER INFORMATION.

On May 9, 2002, our Board of Directors authorized the Company to repurchase up to 1,000,000 shares of our Common Stock pursuant to our stock repurchase plan. During the quarter ended June 30, 2002, we repurchased 910,650 shares of our common stock on the open market for an aggregate of $41,577,000. On July 16, 2002, our Board of Directors authorized the Company to repurchase up to 1,500,000 shares of our Common Stock pursuant to our stock repurchase plan, (inclusive of all previously authorized amounts that had not been repurchased). As of August 9, 2002, 973,400 shares remained authorized and unrepurchased.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

None.

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Barra has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRA, Inc.

(Registrant)

Dated: August 13, 2002

By:	/s/ Kamal Duggirala

Kamal Duggirala
Chief Executive Officer

Dated: August 13, 2002

By:	/s/ Gregory V. Stockett

Gregory V. Stockett
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description