Form 10-Q
period 2002-09-30
BARRA INC /CA
filed 2002-11-13
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

The number of shares of the registrant's Common Stock outstanding as of November 6, 2002 was 19,797,862.

Exhibit Index is located on page 46

BARRA, INC.
Report On Form 10-Q For The
Quarter Ended September 30, 2002
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

                                                     September 30,   March 31,
                                                        2002           2002
                                                    -------------  -------------
                                                     (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents........................      $21,119        $58,499
  Investments in marketable equity trading
    securities.....................................       14,565         14,310
  Investments in marketable debt securities
    available-for-sale.............................      192,703        200,317
  Accounts receivable (Less allowance for doubtful
  accounts of $950 and $950):
    Subscription and other.........................        5,377          5,470
    Related parties................................        4,808          5,616
  Prepaid expenses.................................        1,292          2,068
                                                    -------------  -------------
    Total current assets...........................      239,864        286,280
                                                    -------------  -------------
Investments in unconsolidated companies............       10,310         10,344
Premises and equipment:
  Computer and office equipment....................       13,684         12,904
  Furniture and fixtures...........................        4,655          4,637
  Leasehold improvements...........................        6,768          6,729
                                                    -------------  -------------
    Total premises and equipment...................       25,107         24,270
Less accumulated depreciation and amortization.....      (16,553)       (14,383)
                                                    -------------  -------------
                                                           8,554          9,887
Deferred tax assets................................        6,599          8,065
Computer software (less accumulated amortization
  of $3,122 and $2,766)............................        1,424          1,551
Other assets.......................................        1,387          1,034
Goodwill and other intangibles (less accumulated
  amortization of $5,539 and $5,539)...............        7,456          7,456
                                                    -------------  -------------
Total..............................................     $275,594       $324,617
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................         $214         $1,694
  Accrued expenses payable:
    Accrued compensation...........................        4,725         11,208
    Accrued corporate income taxes.................       11,686         10,814
    Other accrued expenses.........................        9,700          9,843
  Unearned revenues................................       35,041         32,383
                                                    -------------  -------------
    Total current liabilities......................       61,366         65,942
                                                    -------------  -------------
Deferred tax liabilities...........................        2,796          2,362

STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 19,905,962 and 21,444,268
   shares issued and outstanding...................            2              2
  Additional paid-in capital.......................       82,541         79,121
  Retained earnings................................      128,699        177,518
  Accumulated other comprehensive income (loss)....          190           (328)
                                                    -------------  -------------
    Total stockholders' equity.....................      211,432        256,313
                                                    -------------  -------------
Total..............................................     $275,594       $324,617
                                                    =============  =============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except for share and per share amounts)

                                               Three Months Ended        Six Months Ended
                                                  September 30,             September 30,
                                           ------------------------- -------------------------
                                               2002         2001         2002         2001
                                           ------------ ------------ ------------ ------------
                                           (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues:
  Portfolio and Enterprise Risk
    Management.................                $30,026      $29,880      $59,687      $59,771
  POSIT........................                  4,877        5,802        9,996       12,072
                                           ------------ ------------ ------------ ------------
    Total operating revenues...                 34,903       35,682       69,683       71,843
                                           ------------ ------------ ------------ ------------
Operating Expenses:
  Communication, data, and
    seminar costs..............                  1,972        1,328        3,987        3,401
  Compensation and benefits....                 16,771       15,927       31,681       31,419
  Occupancy....................                  1,458        1,395        3,005        2,674
  Other operating expenses.....                  3,617        4,651        8,515        9,894
                                           ------------ ------------ ------------ ------------
    Total operating expenses...                 23,818       23,301       47,188       47,388
                                           ------------ ------------ ------------ ------------
Interest Income and Other......                  2,673        1,819        5,351        3,017
                                           ------------ ------------ ------------ ------------
Income before Equity
  in Net Income and Loss of
  Investees, Income Taxes
  and Discontinued Operations..                 13,758       14,200       27,846       27,472

Equity in Net Income and Loss
  of Investees.................                     34           17           34           15
                                           ------------ ------------ ------------ ------------
Income before Income Taxes.....                 13,792       14,217       27,880       27,487

Income Taxes...................                 (4,827)      (4,487)      (9,187)      (8,831)
                                           ------------ ------------ ------------ ------------
Income from Continuing
  Operations...................                  8,965        9,730      $18,693      $18,656
                                           ------------ ------------ ------------ ------------
Discontinued Operations:
  Income from Operations.......                   --            295         --          1,629
  Gain on Sale.................                   --         72,225         --         72,225
                                           ------------ ------------ ------------ ------------
Net Income                                      $8,965      $82,250      $18,693      $92,510
                                           ============ ============ ============ ============

Income Per Share:

Continuing Operations:
  Basic........................                  $0.44        $0.45        $0.90        $0.87
                                           ============ ============ ============ ============
  Diluted......................                  $0.43        $0.43        $0.87        $0.82
                                           ============ ============ ============ ============

Discontinued Operations -
  Income from Operations:
  Basic........................                  $0.00        $0.01        $0.00        $0.08
                                           ============ ============ ============ ============
  Diluted......................                  $0.00        $0.01        $0.00        $0.07
                                           ============ ============ ============ ============

Discontinued Operations -
Gain on Sale:
  Basic........................                  $0.00        $3.38        $0.00        $3.37
                                           ============ ============ ============ ============
  Diluted......................                  $0.00        $3.18        $0.00        $3.17
                                           ============ ============ ============ ============

Net Income:
  Basic........................                  $0.44        $3.84        $0.90        $4.32
                                           ============ ============ ============ ============
  Diluted......................                  $0.43        $3.62        $0.87        $4.06
                                           ============ ============ ============ ============

Weighted Average Common and
  Common Equivalent Shares:
  Basic........................             20,282,708   21,398,766   20,734,912   21,409,583
                                           ============ ============ ============ ============
  Diluted......................             20,880,579   22,697,148   21,493,531   22,779,256
                                           ============ ============ ============ ============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                             Six Months Ended
                                                               September 30,
                                                   ----------------------------
                                                       2002           2001
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................      $18,693        $92,510
Adjustments to reconcile net income to net
cash provided by continuing operations:
     Equity in net income and loss of investees...          (34)           (15)
     Depreciation and amortization................        2,553          2,195
     Unrealized gains on marketable equity trading
      securities..................................         (255)          (530)
     Gain on sale of discontinued operations, net
      of tax......................................        --           (72,225)
     Sale of marketable equity trading securities.        --             1,100
     Deferred taxes...............................        1,900          5,114
     Other........................................          584          1,401
Changes in:
     Accounts receivable - subscription and other.           93            180
     Accounts receivable - related parties........          808          9,532
     Prepaid expenses.............................          776             36
     Other assets.................................         (353)          (196)
     Accrued income taxes.........................          872         (3,679)
     Accounts payable, due to related party
      and accrued expenses........................       (5,432)         7,987
     Unearned revenues............................        2,658            335
                                                   -------------  -------------
Net cash provided by continuing operations........       22,863         43,745
                                                   -------------  -------------

Net cash provided by discontinued operations......        --             1,065
                                                   -------------  -------------
Net cash provided by operating activities.........       22,863         44,810
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................       (1,091)        (1,544)
Sale (Purchase) - marketable debt securities -
 available for sale...............................        7,614       (162,837)
Cash proceeds from sale of discontinued operations        --           128,000
Investments in unconsolidated companies...........        --              (768)
                                                   -------------  -------------
Net cash provided (used) in investing activities          6,523        (37,149)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock................        3,168          4,057
Common stock repurchased..........................      (69,934)       (38,040)
                                                   -------------  -------------
Net cash used in financing activities..                 (66,766)       (33,983)
                                                   -------------  -------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                           (37,380)       (26,322)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       58,499         44,702
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $21,119        $18,380
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes.................................       $4,331         $6,319

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Barra, Inc. (the Company, which may be referred to as Barra, we, us or our) and its wholly-owned subsidiaries. Discontinued operations represent the results of operations from Symphony Asset Management LLC (Symphony), Barra RogersCasey, Inc., Barra Strategic Consulting Group and Bond Express, Inc., all of which were either sold or terminated in fiscal 2002. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of September 30, 2002 and the results of our operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2002 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (Form 10-K), but does not include all disclosures required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains on investments in marketable debt securities. A summary of comprehensive income follows (in thousands):

                                          Three Months Ended September 30,
                                           -------------------------
                                               2002         2001
                                           ------------ ------------
Net Income ..................                   $8,965      $82,250
Unrealized gain on
  investments in marketable
  debt securities available
  for sale...................                      151        1,401
                                           ------------ ------------
Comprehensive income ........                   $9,116      $83,651
                                           ============ ============

                                          Six Months Ended September 30,
                                           -------------------------
                                               2002         2001
                                           ------------ ------------
Net Income ..................                  $18,693      $92,510
Unrealized gain on
  investments in marketable
  debt securities available
  for sale...................                      518        1,401
                                           ------------ ------------
Comprehensive income ........                  $19,211      $93,911
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

The following tables present information about reported segments for the three and six month periods ended September 30, 2002 and 2001, respectively (amounts in thousands):

For the three months ended September 30, 2002:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $30,026                                                 $30,026
POSIT........................                   $4,877                       4,877         4,877
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  30,026         4,877         --            4,877        34,903

Compensation and benefits...     (16,207)         (564)                       (564)      (16,771)
Other segment expenses......      (6,810)         (237)                       (237)       (7,047)
Interest income and other...       2,673                                                   2,673
Equity in net income and
  losses of investees........                       56           (22)           34            34
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (20,344)         (745)          (22)         (767)      (21,111)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)             $9,682        $4,132          ($22)       $4,110       $13,792
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,217           $26         --              $26        $1,243

For the three months ended September 30, 2001:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $29,880                                                 $29,880
POSIT........................                   $5,802                       5,802         5,802
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  29,880         5,802         --            5,802        35,682

Compensation and benefits...     (15,312)         (615)                       (615)      (15,927)
Other segment expenses......      (7,085)         (289)                       (289)       (7,374)
Interest income and other...       1,819                                                   1,819
Equity in net income and
  losses of investees........                       35           (18)           17            17
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (20,578)         (869)          (18)         (887)      (21,465)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)             $9,302        $4,933          ($18)       $4,915       $14,217
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,058           $26         --              $26        $1,084

For the six months ended September 30, 2002:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $59,687                                                 $59,687
POSIT........................                   $9,996                       9,996         9,996
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  59,687         9,996         --            9,996        69,683

Compensation and benefits...     (30,791)         (890)                       (890)      (31,681)
Other segment expenses......     (15,039)         (468)                       (468)      (15,507)
Interest income and other...       5,351                                                   5,351
Equity in net income and
  losses of investees........                       67           (33)           34            34
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (40,479)       (1,291)          (33)       (1,324)      (41,803)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $19,208        $8,705          ($33)       $8,672       $27,880
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $2,501           $52         --              $52        $2,553

For the six months ended September 30, 2001:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $59,771                                                 $59,771
POSIT........................                  $12,072                      12,072        12,072
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  59,771        12,072         --           12,072        71,843

Compensation and benefits...     (30,279)       (1,140)                     (1,140)      (31,419)
Other segment expenses......     (15,429)         (540)                       (540)      (15,969)
Interest income and other...       3,017                                                   3,017
Equity in net income and
  losses of investees........                       51           (36)           15            15
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (42,691)       (1,629)          (36)       (1,665)      (44,356)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $17,080       $10,443          ($36)      $10,407       $27,487
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $2,143           $52         --              $52        $2,195

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

In August 2001, the FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g. equipment and office facilities). This statement supersedes SFAS No. 121 - Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations. We adopted this statement on January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

6. DISCONTINUED OPERATIONS

Symphony Asset Management LLC- On July 16, 2001, Barra completed the sale of its 50 percent ownership interest in Symphony to The John Nuveen Company. Barra received approximately $128 million in initial cash proceeds and is eligible to receive up to an additional $12 million in future contingent payments based on Symphony's business performance. A gain of $72.2 million or $3.18 per diluted share, after taxes of approximately $44.8 million, was recorded from the sale.

Bond Express, Inc.- On August 31, 2001, Barra sold its subsidiary, Bond Express, Inc., to ValuBond, Inc. As consideration for the sale Barra received preferred stock valued at $5.9 million and representing approximately 8% of ValuBond, Inc.'s equity on a fully diluted basis. No gain or loss was recognized upon the sale of the business.

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

Gross revenues, pre-tax income and net income for discontinued operations for the three and six months ended September 30, 2001 are set forth in the table below:

                               Three      Six
                              Months    Months
                             --------- ---------
Gross revenues..............   $6,575   $20,208
Income before taxes.........      466     2,607
Income taxes................     (171)     (978)
                             --------- ---------
Income from discontinued
  operations.................    $295    $1,629
                             ========= =========

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our trade receivables on a combination of factors. When we become aware of a specific customer's inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration in the customer's financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

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

Accounting for Income Taxes

We make estimates related to our income taxes in each of the jurisdictions in which we operate. These estimates include the allocation of revenue, cost of revenue, depreciation, expenditures and tax credits within and between jurisdictions. Deferred taxes are determined by calculation of the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. As a result of this process, we recognize deferred tax assets and liabilities, which are recorded in its Consolidated Statements of Financial Condition. A valuation allowance is established to the extent that we consider it more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent a valuation allowance is established or adjusted in a period, this amount is included in our Consolidated Statements of Income as an expense or benefit within the provision for income taxes.

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

The following table presents a summary of revenue by geographic region for the three months ended September 30, 2002 and 2001 (in thousands). Revenues are distributed to geographic areas based on the country in which the Barra sales office is located:

                                         2002                          2001
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
North America:
United States............       $19,089             55%       $19,070             54%
Other....................         1,030              3          1,064              3
                          -------------- -------------- -------------- --------------
Total North America......        20,119             58         20,134             57
                          ============== ============== ============== ==============

Europe and Africa:
United Kingdom...........         7,182             21          7,233             20
Germany..................         1,744              5          1,938              5
Other....................           225              1            309              1
                          -------------- -------------- -------------- --------------
Total Europe and Africa..         9,151             27          9,480             26
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         4,301             12          4,683             13
Other....................         1,332              3          1,385              4
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         5,633             15          6,068             17
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $34,903            100%       $35,682            100%
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

For the three month period ended September 30, 2002, when compared to the same period a year ago, the U.S. dollar strengthened against the pound, euro and yen. This had the net effect of decreasing net revenues and net income by approximately $319,000 and $223,000, respectively, compared to exchange rates in effect for the three month period ended September 30, 2001.

Under current operating arrangements in the countries in which we do business (other than Brazil), there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company. In Brazil, our local subsidiary is required to register exchange agreements with the Brazilian Central Bank.

Liquidity and Capital Resources

Cash and cash equivalents, marketable equity securities held for trading and marketable debt securities available for sale totaled $228.4 million at September 30, 2002. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $25 million. No amounts have been, or are presently anticipated to be, drawn down on that line of credit.

During the quarter ended September 30, 2002, we repurchased 823,800 shares of our common stock on the open market at a total cost of $26,946,000, or an average price of $32.71 per share, pursuant to our stock repurchase plan.

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet cash requirements for capital expenditures and other cash needs for ongoing business operations and existing financial commitments.

Principal Financial Commitments

Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities. Other than commitments described in this discussion and analysis and in the financial statements and notes, we have no present binding understandings or commitments with respect to any significant capital expenditures.

Share Repurchase Plan

On November 7, 2002, our Board of Directors authorized Barra to repurchase up to 1,500,000 shares of our Common Stock pursuant to our stock repurchase plan (inclusive of all previously authorized amounts that had not been repurchased).

RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income and operating segment results for the three and six month periods ended September 30, 2002 and September 30, 2001.

Barra Core- Portfolio and Enterprise Risk Management Business

Revenue growth for our Core business has slowed significantly over the past fiscal year as a result of fewer subscription sales of our portfolio and enterprise risk products and higher cancellation rates on existing customer subscriptions as compared to previous periods. We believe these results reflect the general cost reduction measures many of our asset management clients have initiated in the face of significant declines in asset-based fees.

Revenues:

Portfolio and Enterprise Risk Management. Portfolio and Enterprise Risk Management fees consist of annual subscription fees and other related revenues for our Core Business portfolio risk management and enterprise risk management systems. A summary of the components of this revenue is as follows (amounts in thousands):

                                Three Months Ended            Six Months Ended
                                   September 30,                 September 30,
                             ----------------------------  -----------------------------
                               2002      2001    %Change     2002      2001     %Change
                             --------- --------- --------  --------- --------- ---------
Core product subscriptions..  $28,545   $28,506        0    $56,920   $56,724         0
Implementation fees.........      676       704       (4)     1,026     1,397       (27)
Other Core product related..      805       670       20      1,741     1,650         6
                             --------- --------- --------  --------- --------- ---------
TOTAL....................     $30,026   $29,880        0    $59,687   $59,771         0
                             ========= ========= ========  ========= ========= =========

Core Product Subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related updates. We generally bill and collect fees on an annual basis, but recognize the revenue 1/12th per month over each year of the subscription period. Excluding the negative impact of changes in foreign currency translation rates subscription revenues increased 1% compared to the same quarter last year.

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

Expenses: A summary of core operating expenses is as follows (amounts in thousands):

                                Three Months Ended            Six Months Ended
                                   September 30,                 September 30,
                             ----------------------------  -----------------------------
                               2002      2001    %Change     2002      2001     %Change
                             --------- --------- --------  --------- --------- ---------
Communication, data and
  seminar costs.............   $1,968    $1,324       49     $3,978    $3,390        17
Compensation and benefits...   16,207    15,312        6     30,791    30,279         2
Occupancy...................    1,405     1,356        4      2,895     2,598        11
Other operating expenses....    3,437     4,405      (22)     8,166     9,441       (13)
                             --------- --------- --------  --------- --------- ---------
TOTAL....................     $23,017   $22,397        3    $45,830   $45,708         0
                             ========= ========= ========  ========= ========= =========

Communication, data and seminar costs consist of computer access and communication charges, software and data costs, computer leasing and seminar expenses. This component of expense increased $644,000 or 49% compared to the same quarter a year ago and increased $588,000 or 17% compared to the same six month period a year ago. The increase in the current quarter reflects higher seminar costs resulting from more events being held in the current quarter as compared to the same quarter last year and higher purchased data costs due to an increase in the number of data offerings purchased as well as increased costs on current data subscriptions.

Compensation and Benefits increased $895,000 or 6% compared to the same quarter a year ago and increased $512,000 or 2% compared to the same six month period a year ago. The increase reflects the effect on wages of increased headcount and scheduled wage increases. Core business headcount was 513 at September 30, 2002, an increase of 4% from the same period last year.

Occupancy Expense increased $49,000 or 4% compared to the same quarter a year ago and increased $297,000 or 11% compared to the same six month period a year ago. The increase is due primarily to higher rental costs for our Japan facilities associated with new and expanded office space in Tokyo, along with increases in rents in existing offices.

Other Operating Expenses decreased $968,000 or 22% compared to the same quarter a year ago and decreased $1,275,000 or 13% compared to the same six month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, marketing, advertising, insurance, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. The decrease is primarily the result of lower foreign currency translation losses and lower charitable contributions. In the same quarter last year, we donated $250,000 to various client organizations directly impacted by the terrorist attacks on September 11, 2001.

POSIT

Revenues:

POSIT revenues decreased $925,000 or 16% compared to the same quarter a year ago and decreased $2,076,000 or 17% compared to the same six month period a year ago. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems. Included in POSIT revenues this quarter is approximately $400,000 related to an insurance recovery for lost POSIT royalties during the 4 days following the September 11, 2001 terrorist attacks in New York when the system was unable to operate. No additional claims are pending. The decline in POSIT revenues reflects principally the impact of lower trading volumes on the POSIT trading systems due to increased price competition and lower overall market trading volumes.

Expenses:

A summary of POSIT operating expenses is as follows (amounts in thousands):

                                Three Months Ended            Six Months Ended
                                   September 30,                 September 30,

                             ----------------------------  -----------------------------
                               2002      2001    %Change     2002      2001     %Change
                             --------- --------- --------  --------- --------- ---------
Communication, data and
  seminar costs.............       $4        $3       33         $8       $10       (20)
Compensation and benefits...      564       615       (8)       890     1,140       (22)
Occupancy...................       53        39       36        110        76        45
Other operating expenses....      180       247      (27)       350       454       (23)
                             --------- --------- --------  --------- --------- ---------
TOTAL....................        $801      $904      (11)    $1,358    $1,680       (19)
                             ========= ========= ========  ========= ========= =========

Compensation and benefits decreased $51,000 or 8% from the same quarter a year ago and decreased $250,000 or 22% compared to the same six month period a year ago. This decrease resulted primarily from lower consulting costs in the current quarter.

Occupancy costs increased $14,000 or 36% compared to the same quarter a year ago and increased $34,000 or 45% compared to the same six month period a year ago. The increase was due to increased rental and utility costs in the office where POSIT personnel are housed.

Other operating expenses decreased $67,000 or 27% compared to the same quarter a year ago and decreased $104,000 or 23% compared to the same six month period a year ago. The decrease is due to lower travel, legal and support costs associated with this venture.

Equity in Net Income (Loss) of Investees:

Equity in Net Income (Loss) of Investees represents net gains from our equity investment Australian POSIT.

Other Ventures

Equity in Net Income (Loss) of Investees represents net losses from our equity investments in Risk Reporting Limited.

Interest Income and Other

Interest income and other increased $854,000 or 47% compared to the same quarter a year ago and increased $2,334,000 or 77% compared to the same six month period a year ago. The increase is due to substantially higher cash balances in the current quarter and realized and unrealized gains in our investment portfolio as compared to the same periods last year. The increase in cash reflects primarily the proceeds from the sale of various Barra ventures in fiscal 2002.

Income Taxes

Our effective tax rate for the quarter ended September 30, 2002 was 35% compared to 31.6% for the same quarter last year, and 32.9% for the six months ended September 30, 2002 as compared to 32.1% for the same six month period last year. This increase principally resulted from a lower proportion of pre-tax income being derived from tax-exempt interest income than in the prior periods.

Income From Discontinued Operations

Income from Discontinued Operations represents the results of operations from Symphony, Barra RogersCasey, Barra Strategic Consulting Group and Bond Express, Inc. for the three and six months ended September 30, 2001, all of which were sold or terminated in fiscal 2002.(See Note 6 to the Condensed Consolidated Financial Statements.)

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

Our earnings can be affected in our second fiscal quarter because of annual salary adjustments for our employees in July. In addition, our compensation policy historically has involved significant reliance on discretionary bonuses. Because compensation expense is a significant percentage of our operating expenses, the amount of, timing of and accrual for salary adjustments and discretionary bonuses could have a material effect on the net income of our Core Business.

  Ventures Business - Diverse factors cause variability of operating results in our POSIT Venture Business. The several POSIT systems can experience and have experienced significant fluctuations in trading volume. Since approximately 14% of our operating revenue in the current quarter and a significant portion of our income by segment in fiscal 2002 came from this venture, these fluctuations can have and have had a significant impact on our revenue and operating income. POSIT trading volume is also directly affected by factors such as economic and political conditions that may lead to decreased trading activity and commission prices in the securities markets generally. The future economic environment will be subject to periodic economic downturns, such as recessions. These downturns could result in reduced trading volume and prices, which could materially harm our revenue and operating income.

Our Operating expenses are based in part on our expectations regarding future revenue. Our consolidated operating results may be adversely affected if revenue does not develop in a quarter as anticipated. Since expenses are usually incurred before revenues are generated, and because only a small amount of expenses vary with revenue, our consolidated operating results may be impacted significantly by lower revenues. Various factors could cause these lower revenues and could affect quarter to quarter comparisons. Also, much of our revenues are earned under fixed price software subscriptions. Changes in our costs of providing those subscriptions could have a material adverse effect on our business, financial condition and results of operations.

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

International Operations

In fiscal 2002 over 46% of our revenues came from customers outside the United States. We anticipate that revenues from customers outside the U.S. will continue to be a significant part of our total revenues for the foreseeable future. Sales and operations outside the U.S. are subject to unique risks, including:

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

Limited Protection of Intellectual Property and Proprietary Rights and Potential Infringement of Third Party Intellectual Property Rights

We consider certain aspects of our products, related internal data update processes and services to be proprietary. We currently hold no patents. We rely primarily on a combination of trade secret, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. Despite our efforts, a third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. We cannot assure that any of the rights granted under any copyright, trademark or patent that we may obtain will protect our competitive advantages. Our competitors may also independently develop and patent technology that is the same or similar to ours or may obtain access to our proprietary technology. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Also, some elements of our products and services are not subject to intellectual property protection.

We believe that our products, processes and trademarks do not infringe the intellectual property rights of third parties. There can be no assurance, however, that the intellectual property which we have acquired or developed will not be challenged by infringement claims in the future. Such claims could require us to enter into royalty arrangements or could result in costly litigation.

  Trademarks - We have registered "Barra" as a trademark in the U.S. and in certain foreign countries. We have also registered other product trademarks and certain service marks in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or mark of choice will be available.

  Patents - Businesses operating in the financial services sector, including our competitors and potential competitors, have in recent years increasingly pursued patent protection for their technologies and business methods. We currently hold no patents. We are, however, currently applying for two utility patents and one design patent on certain of our proprietary technologies. Patent applications can be extremely costly to process and defend. We cannot assure that we will be issued any patents that we have applied for, nor can we assure that any of the rights granted under any patent that we may obtain will protect our competitive advantages. Under current law, we do not believe it is feasible to determine in advance whether any of our existing products or any of their components or a service or method infringes on the patent rights of others. From time to time we will receive notices from others containing claims or potential claims of intellectual property infringement. We may also be called upon to defend a joint venture partner, customer, vendor or licensee against such third party claims under indemnification clauses in our contracts. Responding to these types of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business, operating results or financial condition. Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. There can be no assurance that these licenses will be made on terms that are commercially acceptable to us, if at all.

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

  Trade Secret and Copyright - Existing trade secret and copyright laws only offer us limited protection for our proprietary assets. We believe that the rapid pace of technological change in the software and investment solution industries and the major increase of business method patents in these industries will only make trade secret and copyright protection less significant over time. Consequently, our competitors may independently develop and patent technologies that are substantially equivalent to or superior to our technology. To protect the proprietary assets of our Core Business, we are considering, and in some cases applying for, patents for certain of our products and we rely on the following unique aspects of our business:

  The development, maintenance, support and use of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees; and

  Most of the software in our products is dependent upon (and of little value without) continuing access to the historical and current data in our proprietary databases.

  Confidentiality Undertakings - Our license agreements restrict clients' disclosure of proprietary information contained in our products. Our joint venture and development agreements typically contain similar restrictions. It may be possible, however, for unauthorized parties to copy aspects of our products or to obtain and use information that we regard as proprietary. We also seek to protect our proprietary information through non-disclosure agreements with our employees. However, the enforceability of these agreements varies due to the many different jurisdictions in which our employees, joint venture or development partners and clients are located.

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

  our competitors will not develop products or services that are perceived as being superior to ours; or

  increased competition will not lead to loss of market share or increased pricing pressure.

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

Further, the stock market has experienced and may continue in the future to experience extreme price and volume fluctuations that particularly affect the market prices of equity securities of high technology and financial services companies. These fluctuations often are not related, or are disproportionate, to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions, have and may continue to have a material adverse effect on the trading price of Barra common stock. Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits or claims. Any such suit or claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources. In addition, these sorts of claims and lawsuits could have a material adverse effect on our business, financial condition, or results of operations.

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

Dependence on Key Personnel

Our future success will depend in large part on our ability to attract, train and retain highly skilled managerial, research, development, sales, marketing, support, technical and services personnel. Competition for people in the software and financial services industries is intense. At times, we have experienced difficulty in locating candidates with appropriate qualifications and expertise. We also frequently compete with financial institutions and financial services organizations for personnel. These organizations generally have greater resources than we do and therefore may be able to offer significantly higher compensation packages to potential employees. None of our executive officers has entered into a long-term employment agreement with Barra. Our inability to attract, train and retain key personnel could have a material adverse effect on our business, financial condition, or results of operations.

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

Potential Liability Based on Use of Products and Services

Our products and services support the investment and/or risk management processes of clients that collectively manage trillions of dollars in assets. Our license and consulting agreements have provisions designed to limit our exposure to potential liability claims brought by our clients or other third parties based on their use of our products and services. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Use of our Core Business and Ventures Businesses products and services for the investment and/or risk management processes creates the risk that clients, or the parties whose funds are managed by our clients, may pursue a claim against us for massive dollar amounts. Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources.

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

  Investment Advisers Act - We believe and have adopted the position that our Core Business products do not provide investment advice for purposes of the Investment Advisers Act of 1940 (the Advisers Act). Future developments in our product line or in the regulatory environment could cause this status to change. If that happens, we may have to broaden our disclosures to the SEC and to adopt the strict compliance procedures mandated by the Advisers Act for a much broader segment of our business. These changes could also trigger obligations to comply with investment advisory regulations in foreign jurisdictions where we market our products. These heightened obligations would entail significant additional costs to us.

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

  Soft Dollars - Soft dollars are received from U.S. brokers who direct us to provide Core Business products to designated clients in the United States. These clients are money managers, fund sponsors and consultants using commissions generated by their advised accounts with the broker to obtain investment research and brokerage services. The funds used by the U.S. brokers to pay for the services are referred to in the securities industry as "soft dollars". For several years the investment community has debated the purchase of goods and services with soft dollars, and the practice is regulated in the U.S. by the SEC and the Department of Labor. Legal or regulatory changes may restrict or prohibit us from providing services to money managers in exchange for soft dollars. Such changes could have a material adverse effect on our business, financial condition, or results of operations.

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

Changes in General Economic Conditions

The U.S. and certain other economies in which we operate have experienced slower growth after an extended period of growth in previous years. As a result, assets under management have generally decreased, thereby decreasing the revenues to asset managers. Such reduced asset management revenues could place pressure on our clients to cut their cost of services, which in turn could adversely impact our sales, renewal rates and ability to increase prices.

Possible Adverse Effects of Option Exercises

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of Barra common stock could decline. At September 30, 2002, there were outstanding exercisable (i.e. vested) options to purchase approximately 1.3 million shares of Barra common stock issued under various Barra stock option plans. As of that date, options (vested and unvested) to purchase about 1.7 million shares of Barra Common Stock had exercise prices below our closing common stock price on the last trading date of the fiscal quarter, September 30, 2002 ($27.32).

Effect of Certain Charter and Bylaw Provisions and Anti-Takeover Provisions; Possible Issuance of Preferred Stock

Our Certificate of Incorporation, Bylaws, and certain Delaware laws contain provisions that may discourage a third party from acquiring Barra. This may deprive stockholders of certain opportunities to receive a premium for their shares as part of an acquisition of Barra.

In addition, in August 2001 we adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of September 7, 2001. Each right, when exercisable, entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $200 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $200 exercise price, shares of our common stock or of any company into which we are merged having a value of $400. The rights expire on September 7, 2011 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors.

Impact of Legal and Regulatory Proceedings

Elsewhere in this Form 10-Q, as well as in our Form 10-K, we have made various disclosures regarding litigation proceedings, as well as the possibility of certain other legal and regulatory proceedings. Many factors may affect the outcome of such proceedings. Accordingly, until such proceedings are finally resolved, it is difficult to determine the likelihood of a favorable outcome, the direct and indirect costs associated with the proceeding, or, in the event of an unfavorable outcome, the amount of any loss. Any proceeding, even if the outcome were to be ultimately favorable to us, would likely involve a significant commitment of our management, personnel, financial and other resources. This alone could have a material adverse effect on our business, financial condition, or results of operations.

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $21.1 million at September 30, 2002 with an average interest rate of 1.8%. At September 30, 2002, the portfolio also had approximately $192.8 million of short-term, U.S.-backed debt securities with an average taxable equivalent interest rate of 2.01%. The significant increase in the balance of this segment of the portfolio resulted from the consideration received from the sale of Symphony. The short-term money market funds and the U.S.-backed debt securities are not insured and, because of the short-term nature of the investments, are subject to credit risk, but are not likely to fluctuate significantly in market value.

Equity Market Risk

We had approximately $14.6 million at September 30, 2002 invested in investment products managed by our former Symphony venture. These investments are in primarily market-neutral programs, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

We have a hedging program in place which is designed to reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At September 30, 2002, we had one contract to sell 500 million yen at 122.70, maturing on November 5, 2002, with an unrealized loss of $3,989. Also at September 30, 2002, we had one contract to sell 5 million euro at 0.97656, maturing on November 4, 2002, with an unrealized loss of $23,500. Additionally, at September 30, 2002, we had one contract to sell 5 million pounds at 1.5529, maturing on November 4, 2002, with an unrealized loss of $42,500. We enter into forward currency contracts only with approved counter-parties and all hedging activities are reviewed by our Foreign Exchange Committee, which consists of our Chief Financial Officer and Corporate Controller. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

We have no foreign debt and our non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date that we completed our evaluation.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

All information that is required by this item was reported under the heading "Legal Proceedings" in our Form 10-K for the fiscal year ended March 31, 2002. There have been no other material legal proceedings initiated since the date of our Form 10-K. From time to time, we may be involved in litigation incidental to the conduct of our business. Except as otherwise disclosed in our periodic filings, we are not currently a party to any legal proceedings that are material to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

All information that is required by this item was reported under the heading "Submission of Matters to a Vote of Security Holders" in our Form 10-Q for the quarter ended June 30, 2002.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2002, we repurchased 823,800 shares of our common stock on the open market at a total cost of $26,946,000, or an average price of $32.71 per share, pursuant to our stock repurchase plan. On November 7, 2002, our Board of Directors authorized Barra to repurchase up to 1,500,000 shares of our Common Stock pursuant to our stock repurchase plan (inclusive of all previously authorized amounts that had not been repurchased).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

None.

(b) Reports on Form 8-K:

On August 13, 2002 we filed a Current Report on Form 8-K with the SEC. The Form 8-K reported the submission to the SEC by Kamal Duggirala, our Chief Executive Officer, and Gregory V. Stockett, our Chief Financial Officer, of the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRA, Inc.

(Registrant)

Dated: November 13, 2002

By:	/s/ Kamal Duggirala

Kamal Duggirala
Chief Executive Officer

Dated: November 13, 2002

By:	/s/ Gregory V. Stockett

Gregory V. Stockett
Chief Financial Officer

CERTIFICATIONS

Barra, Inc.

CEO Certification

I, Kamal Duggirala, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Barra, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

__/s/ Kamal Duggiala___
Kamal Duggirala
Chief Executive Officer

Barra, Inc.

CFO Certification

I, Gregory V. Stockett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Barra, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

__/s/ Gregory V. Stockett__
Gregory V. Stockett
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
None.