Form 10-Q
period 2002-12-31
BARRA INC /CA
filed 2003-02-13
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

The number of shares of the registrant's Common Stock outstanding as of February 6, 2003 was 19,406,642.

Exhibit Index is located on page 47

BARRA, INC.
Report On Form 10-Q For The
Quarter Ended December 31, 2002
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

                                                        December 31,     March 31,
                                                            2002           2002
                                                        -------------  -------------
                                                         (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents........................          $17,987        $58,499
  Investments in marketable equity trading
    securities.....................................           14,590         14,310
  Investments in marketable debt securities
    available-for-sale.............................          169,052        200,317
  Accounts receivable (Less allowance for doubtful
  accounts of $979 and $950):
    Subscription and other.........................            8,466          5,470
    Related parties................................            4,056          5,616
  Prepaid expenses.................................            3,142          2,068
                                                        -------------  -------------
    Total current assets...........................          217,293        286,280
                                                        -------------  -------------
Investments in unconsolidated companies............           10,310         10,344
Premises and equipment:
  Computer and office equipment....................           14,373         12,904
  Furniture and fixtures...........................            4,655          4,637
  Leasehold improvements...........................            7,147          6,729
                                                        -------------  -------------
    Total premises and equipment...................           26,175         24,270
Less accumulated depreciation and amortization.....          (17,583)       (14,383)
                                                        -------------  -------------
                                                               8,592          9,887
Deferred tax assets................................            7,577          8,065
Computer software (less accumulated amortization
  of $3,302 and $2,766)............................            1,234          1,551
Other assets.......................................            1,435          1,034
Goodwill and other intangibles (less accumulated
  amortization of $5,539 and $5,539)...............           33,312          7,456
                                                        -------------  -------------
Total..............................................         $279,753       $324,617
                                                        =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................           $1,209         $1,694
  Due to Related Party.............................            1,681           --
  Accrued expenses payable:
    Accrued compensation...........................            7,334         11,208
    Accrued corporate income taxes.................           13,979         10,814
    Other accrued expenses.........................            8,872          9,843
  Unearned revenues................................           34,659         32,383
                                                        -------------  -------------
    Total current liabilities......................           67,734         65,942
                                                        -------------  -------------
Deferred tax liabilities...........................            3,297          2,362

STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........             --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 19,559,242 and 21,444,268
   shares issued and outstanding...................                2              2
  Additional paid-in capital.......................           83,218         79,121
  Retained earnings................................          124,946        177,518
  Accumulated other comprehensive income (loss)....              556           (328)
                                                        -------------  -------------
    Total stockholders' equity.....................          208,722        256,313
                                                        -------------  -------------
Total..............................................         $279,753       $324,617
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
                                           ------------ ------------ ------------ ------------
                                           (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues:
  Portfolio and Enterprise Risk
    Management.................                $31,159      $31,022      $90,846      $90,793
  POSIT........................                  4,027        6,010       14,023       18,082
                                           ------------ ------------ ------------ ------------
    Total operating revenues...                 35,186       37,032      104,869      108,875
                                           ------------ ------------ ------------ ------------
Operating Expenses:
  Communication, data, and
    seminar costs..............                  1,692        1,791        5,679        5,192
  Compensation and benefits....                 16,824       15,569       48,505       46,988
  Occupancy....................                  1,533        1,380        4,538        4,054
  Other operating expenses.....                  4,364        4,652       12,879       14,546
                                           ------------ ------------ ------------ ------------
    Total operating expenses...                 24,413       23,392       71,601       70,780
                                           ------------ ------------ ------------ ------------
Interest Income and Other......                  1,120        1,776        6,471        4,793
                                           ------------ ------------ ------------ ------------
Income before Equity
  in Income and Loss of
  Investees, Income Taxes
  and Discontinued Operations..                 11,893       15,416       39,739       42,888

Equity in Income and Loss of
  Investees.................                       132          109          166          124
                                           ------------ ------------ ------------ ------------
Income before Income Taxes.....                 12,025       15,525       39,905       43,012

Income Taxes...................                 (3,400)      (4,772)     (12,587)     (13,603)
                                           ------------ ------------ ------------ ------------
Income from Continuing
  Operations...................                  8,625       10,753      $27,318      $29,409
                                           ------------ ------------ ------------ ------------
Discontinued Operations:
  Income from Operations.......                   --            237         --          1,866
  Gain on Sale.................                   --           --           --         72,225
                                           ------------ ------------ ------------ ------------
Net Income                                      $8,625      $10,990      $27,318     $103,500
                                           ============ ============ ============ ============

Income Per Share:

Continuing Operations:
  Basic........................                  $0.44        $0.51        $1.34        $1.38
                                           ============ ============ ============ ============
  Diluted......................                  $0.42        $0.49        $1.29        $1.30
                                           ============ ============ ============ ============

Discontinued Operations -
  income from operations:
  Basic........................                  $0.00        $0.01        $0.00        $0.09
                                           ============ ============ ============ ============
  Diluted......................                  $0.00        $0.01        $0.00        $0.08
                                           ============ ============ ============ ============

Discontinued Operations -
gain on sale:
  Basic........................                  $0.00        $0.00        $0.00        $3.40
                                           ============ ============ ============ ============
  Diluted......................                  $0.00        $0.00        $0.00        $3.20
                                           ============ ============ ============ ============

Net Income:
  Basic........................                  $0.44        $0.53        $1.34        $4.87
                                           ============ ============ ============ ============
  Diluted......................                  $0.42        $0.50        $1.29        $4.59
                                           ============ ============ ============ ============

Weighted Average Common and
  Common Equivalent Shares:
  Basic........................             19,781,236   20,911,131   20,415,865   21,242,829
                                           ============ ============ ============ ============
  Diluted......................             20,351,757   22,069,686   21,115,476   22,540,804
                                           ============ ============ ============ ============

The accompanying notes are an integral part of the BARRA, Inc. Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                             Nine Months Ended
                                                               December 31,
                                                   ----------------------------
                                                       2002           2001
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................      $27,318       $103,500
Adjustments to reconcile net income to net
cash provided by continuing operations:
     Equity in net income and loss of investees...         (166)          (124)
     Depreciation and amortization................        3,777          3,290
     Unrealized gains on marketable equity trading
      securities..................................         (278)          (681)
     Gain on sale of discontinued operations, net
      of tax......................................        --           (72,225)
     Sale of marketable equity trading securities.        --             1,100
     Deferred taxes...............................        1,345          4,361
     Other........................................        1,080            684
Changes in:
     Accounts receivable - subscription and other.       (1,459)        (1,847)
     Accounts receivable - related parties........        1,560         12,303
     Prepaid expenses.............................         (975)        (1,119)
     Other assets.................................         (325)           (32)
     Accrued income taxes.........................        3,165        (30,381)
     Accounts payable, due to related party
      and accrued expenses........................       (4,386)           977
     Unearned revenues............................          354          2,819
                                                   -------------  -------------
Net cash provided by continuing operations........       31,010         22,625
                                                   -------------  -------------

Net cash provided by discontinued operations......        --               254
                                                   -------------  -------------
Net cash provided by operating activities.........       31,010         22,879
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................       (1,847)        (1,901)
Sale (Purchase) - marketable debt securities -
 available for sale...............................       31,265       (122,857)
Acquisitions......................................      (22,341)         --
Cash proceeds from sale of discontinued operations        --           128,000
Investments in unconsolidated companies...........        --            (1,755)
                                                   -------------  -------------
Net cash provided by investing activities                 7,077          1,487
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock................        4,254          4,869
Common stock repurchased..........................      (82,853)       (41,153)
                                                   -------------  -------------
Net cash used in financing activities..                 (78,599)       (36,284)
                                                   -------------  -------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                           (40,512)       (11,918)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       58,499         44,702
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........      $17,987        $32,784
                                                   =============  =============

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes.................................       $4,977        $40,852

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

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of December 31, 2002 and the results of our operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2002 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (Form 10-K), but does not include all disclosures required by accounting principles generally accepted in the United States of America. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains on investments in marketable debt securities. A summary of comprehensive income follows (in thousands):

                                          Three Months Ended December 31,
                                           -------------------------
                                               2002         2001
                                           ------------ ------------
Net Income ..................                   $8,625      $10,990
Unrealized gain (loss) on
  investments in marketable
  debt securities available
  for sale...................                      365         (717)
                                           ------------ ------------
Comprehensive income ........                   $8,990      $10,273
                                           ============ ============

                                          Nine Months Ended December 31,
                                           -------------------------
                                               2002         2001
                                           ------------ ------------
Net Income ..................                  $27,318     $103,500
Unrealized gain on
  investments in marketable
  debt securities available
  for sale...................                      883          684
                                           ------------ ------------
Comprehensive income ........                  $28,201     $104,184
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

Segment income from operations is defined as segment revenues net of segment expenses and equity in joint venture gains and losses. Segment expenses include costs for sales and client support activities, the cost of delivering the product or service including data and data processing costs, and allocated amounts of depreciation and amortization. Segment expenses also include allocated portions of research and development, general and administrative expenses and interest income for the current year.

For all years presented, segment expenses exclude income taxes.

There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenues are defined as revenues from external customers and there are no inter-segment revenues or expenses.

Our management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed to make decisions about resources to be allocated to the segments, when assessing their performance. Depreciation and amortization are allocated, based on factors including headcount and specific identification, to segments in order to determine segment profit or loss.

The following tables present information about reported segments for the three and nine month periods ended December 31, 2002 and 2001 (amounts in thousands):

For the three months ended December 31, 2002:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $31,159                                                 $31,159
POSIT........................                   $4,027                       4,027         4,027
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  31,159         4,027         --            4,027        35,186

Compensation and benefits...     (16,233)         (591)                       (591)      (16,824)
Other segment expenses......      (7,356)         (233)                       (233)       (7,589)
Interest income and other...       1,120                                                   1,120
Equity in net income of
  investees.................                       132                         132           132
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (22,469)         (692)        --             (692)      (23,161)
                            ------------- ------------- ------------- ------------- -------------
Segment income                    $8,690        $3,335         --           $3,335       $12,025
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,202           $22         --              $22        $1,224

For the three months ended December 31, 2001:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $31,022                                                 $31,022
POSIT........................                   $6,010                       6,010         6,010
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  31,022         6,010         --            6,010        37,032

Compensation and benefits...     (14,922)         (647)                       (647)      (15,569)
Other segment expenses......      (7,550)         (273)                       (273)       (7,823)
Interest income and other...       1,776                                                   1,776
Equity in net income
  (loss) of investees........                      127           (18)          109           109
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (20,696)         (793)          (18)         (811)      (21,507)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $10,326        $5,217          ($18)       $5,199       $15,525
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $1,280           $31         --              $31        $1,311

For the nine months ended December 31, 2002:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $90,846                                                 $90,846
POSIT........................                  $14,023                      14,023        14,023
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  90,846        14,023         --           14,023       104,869

Compensation and benefits...     (47,024)       (1,481)                     (1,481)      (48,505)
Other segment expenses......     (22,395)         (701)                       (701)      (23,096)
Interest income and other...       6,471                                                   6,471
Equity in net income
  (loss) of investees........                      199           (33)          166           166
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (62,948)       (1,983)          (33)       (2,016)      (64,964)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $27,898       $12,040          ($33)      $12,007       $39,905
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $3,709           $68         --              $68        $3,777

For the nine months ended December 31, 2001:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Portfolio and Enterprise Risk
  Management................     $90,793                                                 $90,793
POSIT........................                  $18,082                      18,082        18,082
                            ------------- ------------- ------------- ------------- -------------
  Total revenues                  90,793        18,082         --           18,082       108,875

Compensation and benefits...     (45,201)       (1,787)                     (1,787)      (46,988)
Other segment expenses......     (22,979)         (813)                       (813)      (23,792)
Interest income and other...       4,793                                                   4,793
Equity in net income
  (loss) of investees........                      178           (54)          124           124
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (63,387)       (2,422)          (54)       (2,476)      (65,863)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $27,406       $15,660          ($54)      $15,606       $43,012
                            ============= ============= ============= ============= =============
Depreciation and
  amortization                    $3,555           $76         --              $76        $3,631

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002. The Company is currently evaluating the various methods set forth in SFAS No. 148.

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

Barra RogersCasey, Inc. and Barra Strategic Consulting Group- On March 27, 2002, Barra announced the disposition of its consulting ventures, Barra RogersCasey, Inc. and the Barra Strategic Consulting Group. Barra RogersCasey, the Company's pension fund consulting venture, was sold to a subsidiary of Capital Resource Advisors LLC for $14 million in cash. Barra Strategic Consulting Group, which provided project-based management consulting to asset managers, ceased operations as of February 15, 2002. Barra's gain on sale of its interest in Barra RogersCasey, net of approximately $1.5 million in closure costs associated with the Barra Strategic Consulting Group and $2.2 million in income taxes, was $3.8 million or $0.17 per diluted share.

Gross revenues, pre-tax income and income from discontinued operations for the three and nine months ended December 31, 2001 are set forth in the table below (amounts in thousands):

                               Three      Six
                              Months    Months
                             --------- ---------
Gross revenues..............   $5,675   $25,883
Income before taxes.........      371     2,978
Income taxes................     (134)   (1,112)
                             --------- ---------
Income from discontinued
  operations.................    $237    $1,866
                             ========= =========

7. ACQUISITIONS

Barra acquired Financial Engineering Associates, Inc. (FEA), a developer of derivatives and risk analytics software for traders, risk managers, and financial analysts for a wide range of industries, on December 12, 2002 for $21.45 million in cash, plus approximately $5.5 million in assumed liabilities and related acquisition expenses. Also, on December 23, 2002, we acquired Investment Performance Objects, Ltd.(IPO), an Australian company specializing in performance attribution products, for $3 million in cash, of which $2.4 million was paid during the current quarter. FEA's and IPO's results of operations for the period subsequent to the respective acquisition dates up until December 31, 2002 were not material. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2002 includes $4 million of combined net tangible FEA and IPO assets. The Company recorded $26 million of other intangibles and goodwill based on a preliminary valuation of the fair value of assets acquired.

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

As FEA's and IPO's results of operations for the period subsequent to their acquisition dates up until December 31, 2002 were not material, the following discussion and analysis excludes these businesses.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

General

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Incentive Compensation

Annual incentive bonuses are a significant part of Barra's compensation philosophy. These cash bonuses are generally tied to achieving certain firm-wide financial metrics and department level objectives. We generally accrue estimated annual bonus costs evenly over the fiscal year, with certain quarterly adjustments related to terminations and hiring and changes in expected financial or operational results. Incentive bonuses related to any fiscal year are generally paid on May 31 following the fiscal year end.

Accounting for Income Taxes

We make estimates related to our income taxes in each of the jurisdictions in which we operate. These estimates include the allocation of revenue, cost of revenue, depreciation, expenditures and tax credits within and between jurisdictions. Deferred taxes are determined by calculation of the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. As a result of this process, we recognize deferred tax assets and liabilities, which are recorded in our Condensed Consolidated Balance Sheets. A valuation allowance is established to the extent that we consider it more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent a valuation allowance is established or adjusted in a period, this amount is included in our Consolidated Statements of Income as an expense or benefit within the provision for income taxes.

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

The following table presents a summary of revenue by geographic region for the three months ended December 31, 2002 and 2001 (in thousands). Revenues are distributed to geographic areas based on the country in which the Barra sales office is located:

                                         2002                          2001
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
North America:
United States............       $18,253             52%       $19,760             53%
Other....................         1,042              3          1,088              3
                          -------------- -------------- -------------- --------------
Total North America......        19,295             55         20,848             56
                          ============== ============== ============== ==============

Europe and Africa:
United Kingdom...........         7,260             20          7,760             21
Germany..................         2,062              6          1,939              5
Other....................           209              1            299              1
                          -------------- -------------- -------------- --------------
Total Europe and Africa..         9,531             27          9,998             27
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         5,075             14          4,840             13
Other....................         1,285              4          1,346              4
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         6,360             18          6,186             17
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $35,186            100%       $37,032            100%
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

For the three month period ended December 31, 2002, when compared to the same period a year ago, the U.S. dollar weakened against the pound, euro and yen. This had the net effect of increasing net revenues and net income by approximately $230,000 and $131,000, respectively, compared to exchange rates in effect for the three month period ended December 31, 2001.

Under current operating arrangements in the countries in which we do business (other than Brazil), there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company. In Brazil, our local subsidiary is required to register exchange agreements with the Brazilian Central Bank.

Liquidity and Capital Resources

Cash and cash equivalents, marketable equity securities held for trading and marketable debt securities available for sale totaled $201.6 million at December 31, 2002. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $25 million. No amounts have been, or are presently anticipated to be, drawn down on that line of credit.

During the quarter ended December 31, 2002, we repurchased 394,200 shares of our common stock on the open market at a total cost of $12,919,000, or an average price of $32.77 per share, pursuant to our stock repurchase plan.

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

Share Repurchase Plan

On November 7, 2002, our Board of Directors authorized Barra to repurchase up to 1,500,000 shares of our Common Stock pursuant to our stock repurchase plan (inclusive of all previously authorized amounts that had not been repurchased). As of February 6, 2003, 1,061,300 remain authorized and unpurchased.

RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income and operating segment results for the three and nine month periods ended December 31, 2002 and December 31, 2001.

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

Revenues:

Portfolio and Enterprise Risk Management. Portfolio and Enterprise Risk Management fees consist of annual subscription fees and other related revenues for our Core Business portfolio risk management and enterprise risk management systems. A summary of the components of this revenue is as follows (amounts in thousands):

                                Three Months Ended            Nine Months Ended
                                   December 31,                  December 31,
                             ----------------------------  -----------------------------
                               2002      2001    %Change     2002      2001     %Change
                             --------- --------- --------  --------- --------- ---------
Core product subscriptions..  $29,382   $29,391        0    $86,268   $86,113         0
Implementation fees.........      739       779       (5)     1,765     2,176       (19)
Other Core product related..    1,038       852       22      2,813     2,504        12
                             --------- --------- --------  --------- --------- ---------
TOTAL....................     $31,159   $31,022        0    $90,846   $90,793         1
                             ========= ========= ========  ========= ========= =========

Core Product Subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related updates. We generally bill and collect fees on an annual basis, but recognize the revenue 1/12th per month over each year of the subscription period. Changes in core product subscription revenues are generally correlated with changes in our total subscription base, which was up 1% to $118 million at December 31, 2002 compared to December 31, 2001.

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

Expenses: A summary of core operating expenses is as follows (amounts in thousands):

                                Three Months Ended            Nine Months Ended
                                   December 31,                  December 31,
                             ----------------------------  -----------------------------
                               2002      2001    %Change     2002      2001     %Change
                             --------- --------- --------  --------- --------- ---------
Communication, data and
  seminar costs.............   $1,690    $1,789       (6)    $5,668    $5,179         9
Compensation and benefits...   16,233    14,922        9     47,024    45,201         4
Occupancy...................    1,473     1,327       11      4,368     3,925        11
Other operating expenses....    4,194     4,434       (5)    12,359    13,875       (11)
                             --------- --------- --------  --------- --------- ---------
TOTAL....................     $23,590   $22,472        5    $69,419   $68,180         2
                             ========= ========= ========  ========= ========= =========

Communication, data and seminar costs consist of computer access and communication charges, software and data costs, computer leasing and seminar expenses. This component of expense decreased $99,000 or 6% compared to the same quarter a year ago and increased $489,000 or 9% compared to the same nine month period a year ago. The decrease in the current quarter primarily reflects lower seminar costs resulting from more events being held in the prior year quarter as compared to the current quarter. The increase in the current nine-month period as compared to the same period last year is due primarily to increased data costs resulting from additional data purchases and increases in the cost of current data contracts.

Compensation and Benefits increased $1,311,000 or 9% compared to the same quarter a year ago and increased $1,823,000 or 4% compared to the same nine month period a year ago. The increase reflects the effect on wages of increased headcount of approximately 2% and scheduled wage increases.

Occupancy Expense increased $146,000 or 11% compared to the same quarter a year ago and increased $443,000 or 11% compared to the same nine month period a year ago. The increase is due primarily to higher rental costs for our Japan facilities associated with new and expanded office space in Tokyo, along with increases in rents in existing offices.

Other Operating Expenses decreased $240,000 or 5% compared to the same quarter a year ago and decreased $1,516,000 or 11% compared to the same nine month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, marketing, advertising, insurance, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. The decrease is primarily the result of lower foreign currency translation losses, offset by higher legal and travel costs due to various corporate compliance activities and internal meeting requirements, respectively.

POSIT

Revenues:

POSIT revenues decreased $1,983,000 or 33% compared to the same quarter a year ago and decreased $4,059,000 or 22% compared to the same nine month period a year ago. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems. Included in POSIT revenues in the current nine month period is approximately $400,000 related to an insurance recovery for lost POSIT royalties during the 4 days following the September 11, 2001 terrorist attacks in New York when the system was unable to operate. No additional claims are pending. The decline in POSIT revenues reflects principally the impact of lower trading volumes on the POSIT trading systems due to increased price competition and lower overall market trading volumes.

Expenses:

A summary of POSIT operating expenses is as follows (amounts in thousands):

                                Three Months Ended            Nine Months Ended
                                   December 31,                  December 31,
                             ----------------------------  -----------------------------
                               2002      2001    %Change     2002      2001     %Change
                             --------- --------- --------  --------- --------- ---------
Communication, data and
  seminar costs.............       $2        $2        0        $11       $13       (15)
Compensation and benefits...      591       647       (9)     1,481     1,787       (17)
Occupancy...................       60        53       13        170       129        32
Other operating expenses....      170       218      (22)       520       671       (23)
                             --------- --------- --------  --------- --------- ---------
TOTAL....................        $823      $920      (10)    $2,182    $2,600       (16)
                             ========= ========= ========  ========= ========= =========

Compensation and benefits decreased $56,000 or 9% from the same quarter a year ago and decreased $306,000 or 17% compared to the same nine month period a year ago. This decrease resulted primarily from lower consulting costs in the current quarter.

Occupancy costs increased $7,000 or 13% compared to the same quarter a year ago and increased $41,000 or 32% compared to the same nine month period a year ago. The increase was due to increased rental and utility costs in the office where POSIT personnel are housed.

Other operating expenses decreased $48,000 or 22% compared to the same quarter a year ago and decreased $151,000 or 23% compared to the same nine month period a year ago. The decrease is due to lower travel, legal and support costs.

Equity in Income and Loss of Investees:

Equity in Income and Loss of Investees represents net gains from our equity investment Australian POSIT.

Other Ventures

Equity in Income and Loss of Investees represents net losses from our equity investments in Risk Reporting Limited.

Interest Income and Other

Interest income and other decreased $656,000 or 37% compared to the same quarter a year ago and increased $1,678,000 or 35% compared to the same nine month period a year ago. The decrease in the current quarter is due to lower investment balances, lower investment returns and lower realized and unrealized gains as compared to the same quarter last year. The increase in the nine month period compared to last year reflects the overall higher investment balances in the current year resulting from the proceeds from the sales of various Barra ventures in fiscal 2002.

Income Taxes

Our tax rate on income from continuing operations for the quarter ended December 31, 2002 was approximately 28% compared to 31% for the same quarter last year. The tax rate for the nine month period ended December 31, 2002 was 31.5% as compared to 31.6% a year ago. The current quarter effective income tax rate of 28% contains an adjustment to bring our year-to-date tax rate in line with our fiscal year estimate of 31.5% of pre-tax income. The decrease in our expected overall effective income tax rate for FY 2003 is the result of an increase in the benefit expected from tax credits associated with sales to foreign countries and lower overall taxes on non-US earnings.

Income From Discontinued Operations

Income from Discontinued Operations represents the results of operations from Symphony, Barra RogersCasey, Barra Strategic Consulting Group and Bond Express, Inc. for the three and nine months ended December 31, 2001, all of which were sold or terminated in fiscal 2002.(See Note 6 to the Condensed Consolidated Financial Statements.)

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

  Ventures Business - Diverse factors cause variability of operating results in our POSIT Venture Business. The several POSIT systems can experience and have experienced significant fluctuations in trading volume. Since approximately 11% of our operating revenue in the current quarter and a significant portion of our income by segment in fiscal 2002 came from this venture, these fluctuations can have and have had a significant impact on our revenue and operating income. POSIT trading volume is also directly affected by factors such as economic and political conditions that may lead to decreased trading activity and commission prices in the securities markets generally. The future economic environment will be subject to periodic economic downturns, such as recessions. These downturns could result in reduced trading volume and prices, which could materially harm our revenue and operating income.

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

  Patents - Businesses operating in the financial services sector, including our competitors and potential competitors, have in recent years increasingly pursued patent protection for their technologies and business methods. Barra currently holds one design patent and our FEA subsidiary holds utility patents for four inventions. Barra is currently applying for two utility patents on certain of our proprietary technologies. Patent applications can be extremely costly to process and defend. We cannot assure that we will be issued any patents that we have applied for, nor can we assure that any of the rights granted under any patent that we obtain will protect our competitive advantages. Under current law, we do not believe it is feasible to determine in advance whether any of our existing products or any of their components or a service or method infringes on the patent rights of others. From time to time we will receive notices from others containing claims or potential claims of intellectual property infringement. We may also be called upon to defend a joint venture partner, customer, vendor or licensee against such third party claims under indemnification clauses in our contracts. Responding to these types of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business, operating results or financial condition. Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. There can be no assurance that these licenses will be made on terms that are commercially acceptable to us, if at all.

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

  Trade Secret and Copyright - Existing trade secret and copyright laws only offer us limited protection for our proprietary assets. We believe that the rapid pace of technological change in the software and investment solution industries and the major increase of business method patents in these industries will only make trade secret and copyright protection less significant over time. Consequently, our competitors may independently develop and patent technologies that are substantially equivalent to or superior to our technology. To protect the proprietary assets of our Core Business, we are considering, and in some cases applying for and/or reviewing, patents for certain of our products and we rely on the following unique aspects of our business:

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

Competition

Each of the markets in which our Core and Ventures Businesses operate has become increasingly competitive in recent years. These markets may become more competitive in the future as a result of the activities of existing competitors and the entrance of new competitors into our markets. In some of these markets, our competitors have substantially greater name recognition, installed bases, or financial, research, development or other resources. There can be no assurance that:

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

Dependence on Key Personnel

Our future success will depend in large part on our ability to attract, train and retain highly skilled managerial, research, development, sales, marketing, support, technical and services personnel. Competition for people in the software and financial services industries is intense. At times, we have experienced difficulty in locating candidates with appropriate qualifications and expertise. We also frequently compete with financial institutions and financial services organizations for personnel. These organizations generally have greater resources than we do and therefore may be able to offer significantly higher compensation packages to potential employees. None of our executive officers has entered into employment agreements with Barra. Our inability to attract, train and retain key personnel could have a material adverse effect on our business, financial condition, or results of operations.

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

Catastrophic Events

Our operations depend on our ability to protect our equipment and the information stored in our databases against fires, earthquakes and other natural disasters, as well as power losses, telecommunications failures, unauthorized intrusions, terrorist attacks on financial centers where we or our clients are located, and other catastrophic events. There is no assurance that the measures we have taken to reduce the risk of interruption in our operations caused by these events are sufficient. Such events could have a material adverse effect on our business, financial condition or results of operations. For example, we are vulnerable to interruption caused by political and terrorist incidents. Our office in New York was temporarily closed due to the September 11, 2001 terrorist attacks. Immediately after the terrorist attacks, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional risk management products. Delivery of some of the data we receive from New York-based vendors was delayed. The grounding of transportation impaired our ability to conduct sales visits and deliver professional services at client sites. During the resulting temporary closure of the U.S. stock markets, POSIT clients were unable to trade over the system and some of the data updates supporting our Core Business were interrupted. These types of interruptions could affect our ability to sell and deliver products and services and could seriously harm our business.

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

Possible Adverse Effects of Option Exercises

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of Barra common stock could decline. At December 31, 2002, there were outstanding exercisable (i.e. vested) options to purchase approximately 1.4 million shares of Barra common stock issued under various Barra stock option plans. As of that date, options (vested and unvested) to purchase about 1.6 million shares of Barra Common Stock had exercise prices below our closing common stock price on the last trading date of the fiscal quarter, December 31, 2002 ($30.33).

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $18.0 million at December 31, 2002 with an average interest rate of 1.1%. At December 31, 2002, the portfolio also had approximately $169.1 million of short-term, U.S.- backed debt securities with an average taxable equivalent interest rate of 2.05%. The short-term money market funds are not insured and, because of the short-term nature of the investments, are subject to credit risk, but are not likely to fluctuate significantly in market value.

Equity Market Risk

We had approximately $14.6 million at December 31, 2002 invested in investment products managed by our former Symphony venture. These investments are in primarily market-neutral programs, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

We have a hedging program in place which is designed to reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At December 31, 2002, we had one contract to sell 500 million yen at 118.74, maturing on February 4, 2003, with an unrealized loss of $8,000. Also at December 31, 2002, we had one contract to sell 5 million euro at 1.0416, maturing on February 4, 2003, with an unrealized loss of $33,500. Additionally, at December 31, 2002, we had one contract to sell 5 million pounds at 1.5942, maturing on February 4, 2003, with an unrealized loss of $51,000. We enter into forward currency contracts only with approved counter-parties and all hedging activities are reviewed by our Foreign Exchange Committee, which consists of our Chief Financial Officer and Corporate Controller. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

We have no foreign debt and our non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation of our internal controls.

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

ITEM 5. OTHER INFORMATION.

During the quarter ended December 31, 2002, we repurchased 394,200 shares of our common stock on the open market at a total cost of $12,919,000, or an average price of $32.77, pursuant to our stock repurchase plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Barra, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
3.1.2	Certificate of Designation of Rights, Preferences and Privileges of Series A
Participating Preferred Stock of Barra, Inc. (incorporated by reference to
Exhibit 3.3 of our Registration Statement on Form 8-A filed with the
Securities and Exchange Commission on August 24, 2001).
3.2	Amended and Restated By-laws of the Company
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-1 filed with the Securities and
Exchange Commission on August 20, 1991, as amended (File No. 33-42951).
4.2	Preferred Stock Rights Agreement, dated as of August 15, 2001, between
Barra Inc. and Mellon Investor Services LLC, including the Certificate of
Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively
(incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August
24th, 2001).

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BARRA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRA, Inc.

(Registrant)

Dated: February 13, 2003

By:	/s/ Kamal Duggirala

Kamal Duggirala
Chief Executive Officer

Dated: February 13, 2003

By:	/s/ Gregory V. Stockett

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

Date: February 13, 2003

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

Date: February 13, 2003

__/s/ Gregory V. Stockett__
Gregory V. Stockett
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Barra, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
3.1.2	Certificate of Designation of Rights, Preferences and Privileges of Series A
Participating Preferred Stock of Barra, Inc. (incorporated by reference to
Exhibit 3.3 of our Registration Statement on Form 8-A filed with the
Securities and Exchange Commission on August 24, 2001).
3.2	Amended and Restated By-laws of the Company
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-1 filed with the Securities and
Exchange Commission on August 20, 1991, as amended (File No. 33-42951).
4.2	Preferred Stock Rights Agreement, dated as of August 15, 2001, between
Barra Inc. and Mellon Investor Services LLC, including the Certificate of
Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively
(incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August
24th, 2001).