Form 10-K
period 2003-03-31
BARRA INC /CA
filed 2003-06-26
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended March 31, 2003.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission file number 0-19690

Barra, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2993326 (IRS Employer Identification Number)

2100 Milvia Street, Berkeley, California (Address of principal executive offices)	94704-1113 (zip code)

(510) 548-5442
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
Preferred Stock Purchase Rights (currently attached to and trading only with the Common Stock)
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]      No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 3, 2003, as reported on The Nasdaq Stock Market® (Nasdaq), was approximately $499,664,000. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of June 3, 2003 was 19,210,881.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts II and III of this Form 10-K: (1) 2003 Annual Report to Stockholders of the Registrant (Part II of this Form 10-K); and (2) Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held July 31, 2003 (Parts II and III of this Form 10-K).

Special Note Regarding Forward-Looking Statements
Item 1. Business
Business Units and Segments
Marketing, Sales, Clients and Client Support
POSIT Revenue Contributions
Research and Product Development
Competition
Proprietary Rights and Licenses
Government Regulations
International Operations
Employees
Risk Factors
Availability of Information
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
Item 14. Controls and Procedures
Item 15. Principal Accountant Fees and Services
PART IV
Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
CEO Certification
CFO Certification
Exhibit 10.6
Exhibit 10.9
Exhibit 13.1
Exhibit 21.1
Exhibit 23.1
Exhibit 99.1
Exhibit 99.2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2003 Annual Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements give our current expectations or forecasts of future actions, events or results. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, designed, future, forecast, perceive, possible, potential, targeted, may, scheduled, will, would, could, should, forward, assure and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Our forward-looking statements include statements concerning our future financial performance, market activities, product development and business model. From time to time we may also provide oral or written forward-looking statements in other materials that become publicly available.

Any or all of the forward-looking statements that we make in this Form 10-K, our 2003 Annual Report or any other public statements we issue may turn out to be wrong. They can be affected by actions that we might take or omit or by known or unknown risks and uncertainties. Such factors include, but are not limited to, those described in the “Risk Factors” section set forth below, as well as other risks identified in this Form 10-K, in our 2003 Annual Report and from time to time in other reports filed with the Securities and Exchange Commission, or SEC. Many of these factors may cause our actual results to vary materially from our historical or expected results. Other factors besides those outlined in this form 10-K or in our 2003 Annual Report could also adversely affect us or our business. Consequently, you should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any future disclosures we make on related subjects in our subsequent Form 10-Q, 8-K and 10-K filings with the SEC.

Our fiscal year for financial reporting purposes is April 1 through March 31. The fiscal years are referred to using the year in which the end of the fiscal year falls. Unless otherwise noted, all references in this Form 10-K to 2003, 2002, 2001, 2000, or 1999 are to the fiscal year ending on March 31st in the year named. This means that the fiscal year ending March 31, 2003 is referred to as “2003.”

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

PART I

ITEM 1. BUSINESS

Business Units and Segments

Barra is a leading investment risk management company that provides innovative solutions to financial professionals worldwide. Our products and services support the business-critical portfolio and enterprise-wide risk management needs of global investment professionals and are designed to allow our clients to make strategic investment decisions with confidence. Our comprehensive risk management solutions have set the industry standard for more than 25 years.

Our business is organized into two business units — our Core Business, which accounted for 88% of revenues in 2003, and our Ventures Business, which accounted for 12% of revenues in 2003. A summary of our revenues and results of operations for our business segments is found in Note 11 in the Notes to our Consolidated Financial Statements.

Our Core Business provides risk management solutions to investment professionals. Our Ventures Business develops new lines of business by leveraging our core research and development, generally through strategic partnerships. As further described below, our Core Business consists of one business segment: Risk Management Products.

Products and Services

Core Business – Our Core Business develops and sells portfolio, enterprise-wide and derivative risk management systems. Our derivative risk management products are developed and sold by Financial Engineering Associates, Inc. (FEA), a business we acquired in December 2002.

In our Core Business, we apply modern portfolio theory to practical investment problems. We entered the portfolio risk management business in 1975 when we introduced our first product for measuring the risk of U.S. equity portfolios. Since then, we have developed additional products covering new countries, asset classes and instruments. As part of that process, we have accumulated an extensive database of proprietary risk information on equity or capital markets and securities worldwide. Our risk methodology is acknowledged as the industry standard for institutional investing. We have developed and offer a broad range of software and internet applications to enable our clients to integrate our risk information into their investment process.

Our risk management systems are designed to help investment professionals identify, measure and control risk in the context of their own investment disciplines. These systems consist of three components: data, models and software applications. We help each client structure the combination of these components to best address their needs.

•	Data - To create our risk data, we license a variety of fundamental, returns and indices data from more than 120 third party sources. Using our own proprietary algorithms, we create proprietary risk data for equity, fixed income, currency and other financial instruments for all major global markets and asset classes.

•	Models - We have used our proprietary databases and methodology to develop risk, return and transaction cost prediction models for most of the world’s publicly traded securities. Our risk predictions are frequently refreshed by updated feeds of our proprietary data.

•	Software Applications - Our models and data are made available to investment professionals through a broad range of software applications. We deliver these applications to customers worldwide via a variety of platforms. We primarily provide Microsoft® Windows® standard software, which interfaces with each customer’s own office productivity system.

Our Core Business product suite is divided into portfolio risk management, enterprise risk management and FEA product offerings. These product suites target trading, portfolio, risk and senior business level decision-makers.

•	Portfolio Risk Management Systems - Our portfolio risk management products are designed to help investment professionals construct optimal portfolios by measuring and managing risk. Our proprietary risk factors help investment managers identify and confirm the sources of risk within their portfolios, as well as make decisions about any sources of risk they might want to eliminate, in order to achieve a desired level of return.

Our portfolio risk management products are divided into four application suites:

•	The Barra Aegis System™ – is a suite of equity risk management software applications for managing equity securities and derivatives. It provides a flexible, comprehensive framework for portfolio managers to develop return forecasts, as well as control risk and costs.

•	The Barra Cosmos System™ – allows global fixed income portfolio managers to manage risk and optimize return in a multi-currency, global bond portfolio. This adaptable system integrates specific bond, derivative and currency strategies to reflect each user’s investment style, while monitoring the overall risk exposure of the portfolio’s positions.

•	BarraOne™ – is intended to meet the needs of smaller investment management firms and even larger firms looking for simplified large-scale deployment of risk reporting tools. In its first release, BarraOne offers portfolio level risk analysis accessible via a web browser. This product was launched in October of 2002.

•	Barra Risk Factor Analysis™ – is designed to meet the needs of brokers, investment advisors and online brokerages who want the ability to compare individual stocks to the broad market or to peers in same sector or industry. Barra Risk Factor Analysis enables analysis at the security level, using industry-standard measures to compare the risk of an individual stock relative to the broad market, sectors or industries. Through a strategic alliance with the Lipper mutual fund group of Reuters, Ltd., this product has been extended to provide marketers, financial advisors and investment managers the ability to compare the risk of mutual funds to peers and the broad market.

•	Enterprise Risk Management Systems – Our enterprise risk management products provide senior business managers at large asset management firms and corporations with the tools they need to manage their investment risks firm-wide.

•	The Barra TotalRisk System™ – Barra’s enterprise risk management product integrates our models into a firm-wide risk platform that addresses both the business and technology issues of delivering a consolidated view of financial risk across a given enterprise. It offers the benefits of a flexible software architecture that adapts to evolving business and technology requirements, and is scalable across multiple user sites. TotalRisk is used by large multi-product asset managers, pension funds and corporate treasuries to monitor compliance against benchmarks and fund guidelines.

•	Barra Enterprise Performance™ – analyzes investment performance for multi-asset class portfolios along user-defined dimensions (asset buckets) and at the security level. It enables accurate daily performance attribution analysis and reporting that complies with industry standards, such as Global Investment Performance Standards (GIPS®). This product was added to our portfolio risk management applications when we acquired Investment Performance Objects Pty Ltd. (IPO) in December 2002.

•	FEA Product Suite – renowned for the development of option valuation models and market risk assessment software, FEA’s product suite offers a host of analytics toolkits that focus on the energy, financial, and commodities markets. The FEA product suite offers a variety of pricing models and authoritative risk management tools for the most complex of financial instruments.

Our Core Business products, other than the FEA products, are generally provided to clients on an annual subscription basis. The annual subscription price for most of our individual portfolio management products starts at around $60,000. Comprehensive subscriptions often consist of a combination of our products and have significantly higher annual subscription prices. Our standard fees generally include use of the relevant models and applications, periodic database updates, and basic client support for one user. FEA products are generally licensed to clients on a one-time perpetual basis, with recurring annual charges for maintenance and support. Beginning in 2004, FEA expects to implement a term-license fee schedule in addition to continuing to offer perpetual license sales.

The enterprise solutions that we offer often require system integration, support and management. Many of our large and complex projects (including most of our enterprise risk management systems) involve additional consulting services. These consulting services include on-site resources to assist with the migration of our products and systems onto a client’s existing infrastructure. Our consultants also help with data gathering, integration and aggregation across a client’s complete enterprise. These consulting services are typically provided to our clients for an additional fee.

As a result of Barra’s 28-year history in financial research, we have amassed a unique library of research models and a large base of historical data. We also offer annual subscriptions of proprietary data and models on a stand-alone basis. A library of published research papers and archived newsletter articles authored by Barra employees is also available on line.

Ventures Business – Our Ventures Business develops new lines of business by leveraging our core research and development into new markets. During 2002 and earlier, the Ventures Business unit consisted of several distinct, generally autonomous companies including POSIT, Symphony Asset Management, Bond Express, Barra RogersCasey and the Barra Strategic Consulting Group. During 2002, we sold or terminated many venture businesses as part of our strategy to focus on our Core Business. As a result of these divestitures, results of operations from these businesses have been reclassified in the accompanying consolidated statements of income to discontinued operations. (See Note 4 to our Consolidated Financial Statements.)

•	POSIT – For years, our research into transactions has focused on cost control. We believed that technology could empower institutional equity investors to increase investment performance by reducing transaction costs. In 1987, this focus resulted in the launch of POSIT, an electronic system for low-cost, confidential trade matching during the market day. POSIT is a computerized trading system through which clients enter buy and sell orders to trade single stocks and portfolios of securities among themselves in a confidential environment. The POSIT crossing network is designed to minimize market impact and other trading costs.

The POSIT technology is owned by a 50-50 general partnership between subsidiaries of Barra and Investment Technology Group, Inc. (ITG). We initially developed the POSIT technology and have since jointly enhanced it with ITG. Orders may be placed in the POSIT system directly via ITG’s “front-end” software products, QuantEX, ITG Platform and ITG WebAccess or other computer-to-computer links, or indirectly via ITG’s Electronic Trading Desk personnel or the TriAct system (described below). ITG has also entered into arrangements with vendors of other popular trading systems to allow users the flexibility to route orders directly to POSIT from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and others.

• U.S. POSIT - Through a license from the POSIT joint venture, a subsidiary of ITG operates the U.S. equity version of the POSIT system. All trades of U.S. equities executed through U.S. POSIT are cleared by, and all brokerage commissions are paid to, ITG. We receive a share of the royalties paid to the POSIT partnership by ITG. Our share of these royalties is equal to approximately 13% of the commissions received by ITG for trades of securities on U.S. POSIT. Total U.S. POSIT trading volumes for the past five fiscal years are shown below:

	2003	2002	2001	2000	1999

Trading	6.7 billion	9.3 billion	8.2 billion	6.9 billion	6.1 billion
Volume	shares	shares	shares	shares	shares

U.S. POSIT currently accepts orders for approximately 23,880 different equity securities, but it can be modified, as the need arises, to include additional equity securities. An algorithm is run at scheduled times during each trading day to find the maximum possible number of any buy and sell orders that match or “cross.”

•	Other POSIT Systems - In addition to the U.S. POSIT system, modified POSIT systems have been launched in Europe, Australia, New Zealand, Canada and Hong Kong. ITG is also licensing from the POSIT joint venture a similar trading system on a worldwide basis called TriAct, which is a continuous, intra-day trading vehicle offering full anonymity, continuous execution opportunities, no market impact in respect of executions, and provides access to POSIT. For all of these arrangements, royalties are paid to the POSIT joint venture based upon the commissions generated by these other trading systems, and Barra receives a negotiated share of those royalties after expenses and, in several cases, after minimum revenue thresholds are met. The revenue generated from these other trading systems were not material to our overall business, operating results or financial condition for 2003.

•	Other Ventures – Prior to their divestiture, several wholly-owned businesses comprised the Other Ventures business segment, including Bond Express, Inc., Barra RogersCasey, Inc. and Barra Strategic Consulting Group. Currently, the Other Ventures business segment consists of minority equity interests in other businesses, the most significant of which are listed below:

•	Alacra – We own approximately 17% of Alacra, Inc. on a fully diluted basis. Alacra aggregates, cross-indexes, repackages and resells over 90 different business databases, delivering quantitative information directly to Microsoft Excel and textual information in HTML, Microsoft Word and as PDF documents. In May 1998, we granted Alacra a non-exclusive worldwide license to market certain of our proprietary databases. Alacra customers pay a monthly fee to access their services and then purchase content on either a pay-per-view and/or subscription basis.

•	ValuBond – As consideration for the sale of Bond Express to ValuBond, Barra initially received 2,989,237 shares of convertible preferred stock in ValuBond. In connection with a recapitalization completed in April 2003, Barra converted for no additional consideration 1,020,408 preferred shares into a new series of preferred stock and its remaining 1,968,829 preferred shares into common stock. Currently we hold approximately 8% of ValuBond’s equity on a fully diluted basis. ValuBond uses technology to offer financial services firms trading and private label products that enable them to provide access to primary and secondary inventory and infrastructure for trading and execution.

Marketing, Sales, Clients and Client Support

Core Business – We currently serve portfolio risk management and enterprise risk management clients at approximately 650 institutions in over 30 countries. These relationships translate into approximately 1,000 separate client accounts. Our clients for these systems include active and passive equity managers, fixed income managers, global managers, fund sponsors, pension and investment consultants, banks, insurance companies, broker-dealers, traders and corporate treasurers. The marketing, sales and client support activities are integrated across all of the products offered by this segment. The large and complex nature of our enterprise risk management projects require additional consulting and support services to assist in the implementation, integration, support and management of these systems.

We market our risk management products to a broad set of financial service providers and institutional investors throughout the world. When marketing new Core Business products, we focus on significant participants in the relevant market segments of the investment community. Our marketing efforts are focused on defining new market segments and geographies and educating them about portfolio and enterprise risk management. This helps us extend Barra’s market penetration across many markets and geographies. In some instances, this brand extension involves new institutions. In other instances, we focus on a different business group inside of some of our existing clients where our products are not yet being used.

In addition, we use a variety of marketing and communication channels designed to achieve market education and broader market penetration on a global scale. Through our targeted advertising campaign, we are extending our brand recognition into new and existing markets. Our advertising campaign focuses on business and trade publications in relevant geographic markets. In addition to traditional print advertising, we have also developed targeted on-line efforts that include a web site, focused direct online marketing activities and online product training. Our marketing efforts also include targeted direct mailings and several public relations activities, including participation in more than 75 trade shows, seminars, and conferences each year.

We use a direct sales force to distribute our portfolio risk management and enterprise risk management systems throughout the world. For all of our Core Business products, we work closely with clients to provide ongoing service and support. Our client support professionals provide training in the methodologies underlying each product and in the use of the product, as well as telephone support, on-line support, and routine consulting services. Our sales and client support personnel are generally required to have strong academic and financial backgrounds. We offer these services via a global structure, with most of the relevant employees located outside our Berkeley, California headquarters in major financial centers around the world.

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

Ventures Business – The marketing, sales and client support activities for POSIT are controlled and managed by our venture partner, ITG, Inc. Marketing, sales and support activities for our Other Ventures are controlled and managed by the individual companies in which we have minority investments.

POSIT Revenue Contributions

Other than revenue from POSIT, no entity not entirely owned by us and no customer of any of our business segments accounted for more than 10% of our total operating revenues in 2003. POSIT accounted for 12%, 16%, and 16% of our total operating revenues in years 2003, 2002 and 2001 respectively. We do not believe that the loss of revenue from any single customer or any single entity not wholly-owned by us (other than POSIT) would have a material adverse effect on our business, operating results or financial condition.

Research and Product Development

Innovations by our research and development operations are critical to the success of our Core Business. In research and development activities, we approach investment problems from various angles, starting with their theoretical underpinnings and continuing through the practical implementation of solutions. Our goal is to develop and bring to market innovative products and solutions to help our clients make superior investment and trading decisions. This goal has been supported by our substantial research and development investments. We spent approximately $22 million in 2003, $21 million in 2002 and $21 million in 2001 on Barra-sponsored research and development, representing 16%, 14%, and 16%, respectively, of our total operating revenues for those years, or 18%, 17% and 19% of our Core Business revenues.

We work closely with ITG on the research and development of POSIT enhancements. We believe that this effort is necessary to remain competitive in a securities industry with increasing demand for technology-based services. We expect to continue our level of investment in POSIT to improve existing services and further develop new services.

Competition

Core Business - The markets for our risk management products are competitive but fragmented into many areas of specialization. We presently compete in many geographic areas and across many areas of specialization. There are competitive product sets for all Barra products. In some cases, we only experience this competition in a specific region and in other cases these competitors operate on a global scale. No single competitor, however, currently competes across our entire range of products, services and geographic markets for this business segment.

•	Portfolio Risk Management Systems – We compete with several other companies that have developed financial models, applications and databases. We do not believe, however, that any single competitor offers a suite of products that competes with our entire Aegis System or Cosmos System of products. For example, Wilshire Associates and Northfield each offer products that compete with some components of our Aegis System. These products and other competitive products, however, often offer levels of functionality different from those offered by our products, and may be based on a different type of risk modeling.

•	Enterprise Risk Management Systems – Competition among providers of enterprise risk management systems is as fragmented in this niche of our market as any other. While there are certainly a number of companies who provide these services, such as Algorithmics and SunGard, we do not believe that any company has focused exclusively on the needs of the buy-side asset management firm. To date we have focused our TotalRisk sales, support and marketing efforts on the buy side, specifically targeting asset managers, pension fund managers and corporate treasuries, which is where we believe we possess significant competitive advantage in terms of features and functionality.

•	BarraOne – BarraOne competes in two categories of products- those that use web-based technology and those that have similar analytics. We do not believe, however, that any of the competitors in this space combine a web-based, interactive technology with multi-asset class coverage. The most significant competitors in this category are Factset, Vestek and Wilshire Associates.

•	Enterprise Performance – There are a number of companies that provide performance measurement/attribution systems such as StatPro and Russell/Mellon CAPS. However, we do not believe any of these companies competes with Barra’s ability to manage the performance analysis and reporting process using daily data – critical for accurate performance measurement and attribution.

•	FEA Business – Competition for FEA’s products and services differ depending on market segments. In the Energy markets, where FEA has a strong brand and is considered to be the premier provider of robust tools for commodity and Energy derivatives, we do not believe there are any formidable competitors. There are, however, other third party vendors such as Caminus and GFI, that do offer services that compete with certain FEA offerings to this market. In the financial markets, where derivatives valuation tools are typically provided by in-house quantitative research groups, competition is more fierce. In addition to FEA, companies such as Numerix and Monis also provide similar products and services.

We believe that the principal competitive factors facing our Core Business are:

•	research and technical capabilities;

•	product breadth and architecture;

•	product features and functions;

•	quality of customer support and service;

•	professional and product reputation;

•	asset coverage;

•	ease of use; and

•	price.

We believe that we have certain competitive advantages in each of these areas, including extensive proprietary databases, skilled professional staff, a reputation for excellence developed over years of operation, and an established series of seminars and other training programs. The effort and cost required to develop and maintain our risk models and related databases may present a significant barrier to entry into the marketplaces addressed by certain of our Core Business products. We believe that our extensive experience in product maintenance, together with the economies of scale available to us because of our large client base, give us a competitive advantage in the markets for our Core Business products.

Ventures Business - POSIT

POSIT competes with services offered by leading brokerage firms and transaction processing firms, and with providers of electronic trading and trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, such as Nasdaq National Market, electronic communications networks (ECNs) and exchanges, such as Instinet, Island and Archipelago, alternative trading systems (ATSs), as well as other share matching systems for trade execution services. Many of POSIT’s competitors have substantially greater financial, research and development and other resources. We believe that POSIT competes on the basis of:

•	access to liquidity;

•	transaction costs;

•	market impact cost reduction;

•	timeliness of execution; and

•	probability of trade execution.

Although we believe that POSIT competes favorably with respect to these factors and has established certain competitive advantages, its ability to maintain these advantages will require continued investment in the development of POSIT.

Proprietary Rights and Licenses

Core Business – We rely on a combination of trade secret, patent, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. We currently hold one design patent and our FEA subsidiary holds utility patents for four inventions. Barra is currently applying for two utility patents on certain of our proprietary technologies.

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

Ventures Business

POSIT – The technology used to operate each of the POSIT systems and TriAct is owned by the POSIT joint venture. The joint venture in turn licenses the technology to ITG, or its operating subsidiaries, and in the case of Canada, to the Toronto Stock Exchange. Under the terms of our joint venture agreement, we and ITG are prohibited from competing, directly or indirectly, with POSIT. Related agreements also require that we provide certain support services to the POSIT partnership, including the availability of experienced personnel and support for the development and maintenance of the POSIT system. The POSIT joint venture may also earn a royalty from licensing POSIT to other businesses in other markets. Under the terms of the joint venture agreement, ITG generally has the right to approve any sale, transfer, assignment or encumbrance of our interest in the POSIT joint venture.

The intellectual property issues for end users of POSIT mirror those discussed above for the Core Business. Since we do not actively operate any of the POSIT systems, these issues are primarily addressed by the licensee-operators of each crossing system, which are currently ITG subsidiaries in all cases except Canada. We do, however, seek to protect our rights through confidentiality and non-disclosure undertakings, non-competition provisions and limitations on use in each POSIT license agreement.

Other Ventures – Our other ventures are subject to the same intellectual property factors as described for the Core Business above.

For a further discussion of Proprietary Rights and Licenses, see the subsection of the same name under Risk Factors below.

Government Regulations

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

Investment Advisers Act

Companies that provide investment advice to clients generally are regulated under the Investment Advisers Act of 1940, or the Advisers Act. Although we believe and have adopted the position that the products of our Core Business do not provide investment advice for purposes of the Advisers Act, the performance of certain unique consulting arrangements by one unit of our Core Business may constitute the provision of investment advice under the Advisers Act. As a result, we are currently registered as an investment adviser in the State of California with respect to these limited activities only. As a registered investment adviser we are required to meet certain financial criteria, including the maintenance of minimum net capital levels. We are also subject to certain obligations, fiduciary duties and prohibitions with respect to these particular consulting activities. These obligations and duties include certain required disclosures to our consulting clients and potential clients, limitations on receipt of performance-based compensation and restrictions with respect to transactions involving potential conflicts of interest.

Dealers and Alternative Trading Systems (Regulation ATS)

Since the formation of the POSIT joint venture until the adoption of Regulation ATS in 1999, POSIT operated under a “no-action” letter from the SEC staff that it would not recommend that the SEC commence an enforcement action if POSIT were operated without registering as an exchange. ITG currently operates POSIT and TriAct as part of its broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT nor TriAct are registered with the SEC as an exchange.

Our wholly owned subsidiary Barra International (AUS) Pty Ltd. is registered as a dealer under Section 784 of the Companies Act in Australia, and as such, is subject to regulations administered by the Australian Securities and Investment Commission (ASIC).

“Soft Dollars”

We estimate that approximately 19% of our total operating revenues (22% of Core business revenue) are received from U.S. brokers who direct us to provide our Core Business products to their designated clients in the United States. These clients are money managers, fund sponsors and consultants using commissions generated by their advised accounts with the broker to obtain investment research and brokerage services. The funds used by these U.S. brokers to pay for the services are referred to in the securities industry as “soft dollars.” We also have a data contract with Standard & Poor’s Securities, Inc. (SPSI). Under that contract, SPSI and its affiliates provide us with certain U.S. equity data. In return, the contract requires that only SPSI accounts be used for soft dollar payment for the portions of our products that use SPSI data.

Brazilian Central Bank Registration

Barra Brazil is required to register its exchange agreements with the Brazilian Central Bank (BCB).

International Operations

In 2003, 2002 and 2001 we derived approximately 46%, 46% and 47% of our total operating revenues, respectively, from customers outside the U.S. We also have significant operations for our Core Business outside the U.S., which are conducted primarily through our subsidiaries. Please refer to the Geographic Data table in Note 11 of the Notes to our Consolidated Financial Statements for a breakdown and explanation of revenues and long-lived assets by major geographic areas and business segments.

In 2003, no single country, outside the U.S., Japan and the U.K., had revenues approaching 10% of our total revenues. In addition, our aggregate sales to European Community countries were about 25% of our revenues.

Certain of our activities outside the U.S. are also subject to government-imposed constraints that affect our businesses. See Government Regulation above.

Employees

As of June 3, 2003 our Core Business employed 542 persons through our parent company or its subsidiaries. In addition, we have 12 employees fully dedicated to POSIT. Geographically, this total breaks down approximately as follows:

•	North America – 408;

•	Europe and Africa – 89;

•	Asia and Australia – 52; and

•	South America – 5.

None of our employees were represented by labor unions in 2003. We have experienced no work stoppages and generally believe that our employee relations are good.

Risk Factors

This section should be read in conjunction with the general description of our business in this Part I and in our 2003 Annual Report and the audited consolidated financial statements and related notes, the selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.

Fluctuations in Quarterly Operating Results

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter, as they have in the past. Factors specifically relating to our business segments are outlined below:

•	Core Business – Our Core Business revenues in any quarter depend substantially upon our total contracting activity (including renewals of existing contracts) and the related timing of when new subscriptions begin. We derive revenue from our Core Business primarily through annual subscriptions that automatically renew unless canceled. There is no assurance that these renewals will continue. Annual subscription fees are recorded as revenues over each subscription period at the rate of 1/12th per month. Sales of subscriptions in any one-month therefore impact reported revenues evenly over the next twelve months. For this reason, our Core Business subscription revenues are not normally subject to significant variability during a year.

Although they do not constitute a material portion of our total revenues, sales of financial analytics by our FEA subsidiary potentially are subject to greater variability than our other product revenues. FEA sales generally are made on a one-time perpetual license fee basis, and the fees from these perpetual licenses are recorded as revenues in the quarter in which the sale is completed. As a result, Core Business revenues from the sale of FEA products can be subject to quarterly fluctuations depending on our ability to close business in any particular quarter.

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

•	Ventures Business – Diverse factors cause variability of operating results in our POSIT Venture Business. The several POSIT systems can experience and have experienced major fluctuations in trading volume. Since approximately 12% of our operating revenue in 2003 and nearly all of our Venture Business income in 2003 came from this venture, these fluctuations can have and have had a significant impact on our revenue and operating income. POSIT trading volume is also directly affected by factors such as economic and political conditions that may lead to decreased trading activity and commission prices in the securities markets generally. For example, our revenues from POSIT declined 29% in fiscal 2003 as compared to the prior fiscal year, reflecting decreased trading activity that was largely attributable to the difficult market conditions and major declines in trading volumes during fiscal 2003. The future economic environment will be subject to periodic downturns, such as recessions. As we actually saw in fiscal 2003, these downturns could result in substantially reduced trading volume and prices, which could materially harm our revenue and operating income.

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

Changes in General Economic Conditions

The U.S. and certain other economies in which we operate have experienced slower growth after an extended period of growth in previous years. As a result, assets under management have decreased, thereby decreasing the revenues to asset managers. Such reduced asset management revenues have placed pressure on our clients to cut their cost of services, which in turn has adversely impacted our sales, renewal rates and ability to increase prices. These negative trends may continue.

Dependence on Availability of Data

We currently obtain data from over 120 third-party vendors that is used in our products and services. Any termination or interruption of our supply of data from a principal data vendor or vendors, or an interruption of our own data operations or data update processes could have a material adverse effect on our business, financial condition or results of operations. These adverse effects include, for example, our products or services becoming inoperable or their performance being materially reduced.

If any of our third-party vendors change their data offerings, we may need to incur additional costs to ensure continued performance of our products and services. In addition, if the cost of licensing any of these third-party data products materially increases, our gross margin levels could materially decrease.

International Operations

In fiscal 2003 over 46% of our revenues came from customers outside the United States. We anticipate that revenues from customers outside the U.S. will continue to be a significant part of our total revenues for the foreseeable future. Sales and operations outside the U.S. are subject to unique risks, including:

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

Risks Associated with Business Combinations and Divestitures

As part of our overall strategy, we may continue to divest ourselves of certain businesses and assets, to acquire or invest in complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other businesses. For example, in fiscal 2003 we acquired two businesses – Financial Engineering Associates, Inc. (FEA) and Investment Performance Objects Pty Ltd. (IPO).

Some common risks associated with acquisitions and joint ventures include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired technologies or products with our own;

•	the substantial management time devoted to such activities;

•	undisclosed liabilities;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	the risk that the acquired business will not achieve anticipated earnings and revenues;

•	the failure to realize anticipated benefits (such as cost savings and synergies);

•	customer dissatisfaction with, or problems caused by, the performance of any acquired technologies; and

•	geographic dispersion of operations and the complexities of international operations.

Some common risks associated with divestitures include:

•	the inability to fulfill representations and warranties made to a buyer;

•	the risk that the divested business will not meet the revenues or earnings requirements necessary to achieve subsequent earn-out goals;

•	the failure to remain within the scope of any non-competition undertakings requested by a buyer;

•	the transitioning of the divested business to a stand-alone operation that is separate from the research, development and support services previously offered by Barra; and

•	costly litigation stemming from post-closing disputes.

We may not be successful in overcoming these risks or any other problems encountered in these transactions.

Limited Protection of Intellectual Property and Proprietary Rights and Potential Infringement of Third Party Intellectual Property Rights

We consider certain aspects of our products, related internal data update processes and services to be proprietary. We rely primarily on a combination of trade secret, patent, copyright, trademark and other intellectual property laws, license agreements and technical measures to protect our rights in our intellectual property. Despite our efforts, a third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. We cannot assure that any of the rights granted under any copyright, trademark or patent that we may obtain will protect our competitive advantages. Our competitors may also independently develop and patent technology that is the same or similar to ours or may obtain access to our proprietary technology. In addition, the laws of certain foreign countries in which we operate do not protect our proprietary rights to the same extent as do the laws of the United States. Also, some elements of our products and services are not subject to intellectual property protection.

We believe that our products, processes and trademarks do not infringe the intellectual property rights of third parties. There can be no assurance, however, that the intellectual property which we have acquired or developed will not be challenged by infringement claims in the future. Such claims could require us to enter into royalty arrangements or could result in costly litigation.

•	Trademarks – We have registered “Barra” as a trademark in the U.S. and in certain foreign countries. We have also registered other product trademarks and certain service marks in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or mark of choice will be available.

•	Patents – Businesses operating in the financial services sector, including our competitors and potential competitors, have in recent years increasingly pursued patent protection for their technologies and business methods. We currently hold one design patent and our FEA subsidiary holds utility patents for four inventions. We are currently applying for two utility patents on certain of our proprietary technologies. Patent applications can be extremely costly to process and defend. We cannot assure that we will be issued any patents that we apply for, nor can we assure that any of the rights granted under any patent that we obtain will protect our competitive advantages. Under current law, we do not believe it is feasible to determine in advance whether any of our existing products or any of their components or a service or method infringes on the patent rights of others. From time to time we will receive notices from others containing claims or potential claims of intellectual property infringement, including patent infringement. We may also be called upon to defend a joint venture partner, customer, vendor or licensee against such third party claims under indemnification clauses in our contracts. Responding to these types of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business, operating results or financial condition. Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. There can be no assurance that these licenses will be made, if at all, on terms that are commercially acceptable to us.

•	License Agreements – The software and data products of our Core Business and Ventures Businesses are generally licensed to end users on a periodic subscription basis in a nontransferable license signed by the client. We also permit access to some products through the internet under on-line licenses that are acknowledged by the licensee. The enforceability of these on-line licenses has not been conclusively determined by the courts. We are frequently required to obtain licenses to the proprietary rights of third-party data and software vendors or others. There can be no assurance that these licenses will be made, if at all, on terms acceptable to us.

•	Trade Secret and Copyright – Existing trade secret and copyright laws only offer us limited protection for our proprietary assets. We believe that the rapid pace of technological change in the software and investment solution industries and the major increase of business method patents in these industries will only make trade secret and copyright protection less significant over time. Consequently, our competitors may independently develop and patent technologies that are substantially equivalent, or superior, to our technology. To protect the proprietary assets of our Core Business, we are considering, and in some cases applying for and/or reviewing, patents for certain of our products. We also rely on the following unique aspects of our business:

•	the development, maintenance, support and use of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees;

•	most of the software in our products is dependent upon (and of little value without) continuing access to the historical and current data in our proprietary databases; and

•	the nature of our proprietary database, aggregated and derived over the course of a quarter century, makes if extremely difficult to replicate.

•	Confidentiality Undertakings – Our license agreements restrict clients’ disclosure of proprietary information contained in our products. Our joint venture and development agreements typically contain similar restrictions. It may be possible, however, for unauthorized parties to copy aspects of our products or to obtain and use information that we regard as proprietary. We also seek to protect our proprietary information through non-disclosure agreements with our employees. However, the enforceability of these agreements varies due to the many different jurisdictions in which our employees, joint venture or development partners and clients are located.

Competition

Each of the markets in which our Core and Ventures Businesses operate has become increasingly competitive in recent years. These markets may become more competitive in the future as a result of the activities of existing competitors and the entrance of new competitors into our markets. In some of these markets, our competitors have substantially greater name recognition, installed client bases, or financial, research, development or other resources. There can be no assurance that:

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

Web-Based Products and Services

Our BarraOne and Risk Factor products make use of a web browser as the user interface in place of traditional desktop access through networked personal computers, and it is anticipated that future Barra products may also use a web interface. In addition, regular updates of data required to make our products properly function are frequently carried out via the internet. Access to software or data via the internet or an intranet involves numerous risks inherent in using the internet, including security, availability and reliability. In addition, there is a risk that customers will not be willing or able to implement internet-based applications. Barra may wish to offer its applications on future or existing user interfaces that achieve popularity within the financial application marketplace. These future or existing user interfaces may or may not be architecturally compatible with Barra’s current software product design. Barra may not be able to support new user interfaces and achieve market acceptance of new user interfaces that it does support.

Security Risks and Concerns May Deter the Use of the Internet for Conduct of Business.

A significant barrier to commerce and communications over public networks is the secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, they could have the effect of substantially reducing the use of the internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The internet is a public network, and data is sent over this network from many sources. In the past, computer viruses (software programs that disable or impair computers) have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems or those of our clients or other third parties, which could disrupt or make it inaccessible to clients. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business could be harmed if we do not prevent them.

Volatility of Stock Price; Risk of Litigation

The trading price of Barra common stock has in past and may in the future be subject to significant fluctuations in response to many factors, some of which include:

•	revenue or results of operations in any quarter failing to meet the expectations (published or otherwise) of the investment community, and the timing of the announcements of such shortfalls;

•	changes in recommendations or financial estimates by securities analysts;

•	acquisitions or sales of significant businesses;

•	timing of new product announcements;

•	conditions and trends generally in the industries in which we operate;

•	adoption of new accounting standards affecting the software or financial services industries; and

•	general market conditions.

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

We have historically experienced periods of:

•	revenue growth;

•	growth into new foreign markets;

•	expansion of our Core Business and POSIT; and

•	substantial fluctuations in the number of our employees.

These changes have resulted in new and increased responsibilities for our management and have placed a significant strain on our operating and financial controls and other resources. To accommodate growth, compete effectively, and manage potential future growth, we must continue to implement and improve the speed and quality of our products and services, management decisions, reporting systems, procedures, and controls. Our personnel, procedures, systems, and controls may not be adequate to support our future operations.

Potential Liability Based on Use of Products and Services

Our products and services support the investment and/or risk management processes of clients that collectively manage trillions of dollars in assets. Our license and consulting agreements have provisions designed to limit our exposure to potential liability claims brought by our clients or other third parties based on use of our products and services. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Use of our Core Business and Ventures Businesses products and services for the investment and/or risk management processes creates the risk that clients, or the parties whose funds are managed by our clients, may pursue a claim against us for massive dollar amounts. Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources. In addition, these sorts of claims and lawsuits could have a material adverse effect on our business, financial condition, or results of operations.

Government Regulations

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

•	Investment Advisers Act – We believe and have adopted the position that our Core Business products do not provide investment advice for purposes of the Investment Advisers Act of 1940, the Advisers Act, or similar laws in states or foreign jurisdictions. Future developments in our product line or in the regulatory environment could cause this status to change. If that happens, we may have to broaden our disclosures to the relevant regulatory agencies and to adopt the strict compliance procedures mandated by these laws for a much broader segment of our business. These heightened obligations would likely entail significant additional costs to us.

•	Data Privacy Legislation – Changes in legislative, regulatory or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data. There could be a material adverse impact on our direct marketing, data sales and business due to the enactment of legislation or industry regulations, or simply a change in customs, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is currently legally available, in which case our cost of collecting some kinds of data could materially increase. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially affect our ability to meet our clients’ requirements.

•	ATS – Our joint venture partner ITG currently operates POSIT and TriAct as part of its broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT nor TriAct are registered with the SEC as an exchange. There can be no assurances that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT or TriAct. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems. Any such additional regulations or laws could undermine the feasibility of operating POSIT or TriAct. Loss of POSIT revenues would materially adversely affect our financial condition and results of operations.

•	Soft Dollars – Soft dollars are received from U.S. brokers who direct us to provide Core Business products to designated clients in the United States. These clients are money managers, fund sponsors and consultants using commissions generated by their advised accounts with the broker to obtain investment research and brokerage services. Funds used by the U.S. brokers to pay for the services are referred to in the securities industry as “soft dollars.” For several years the investment community has debated the purchase of goods and services with soft dollars, and the practice is regulated in the U.S. by the SEC and the Department of Labor. Legal or regulatory changes may restrict or prohibit us from providing services to money managers in exchange for soft dollars. Such changes could have a material adverse effect on our business, financial condition, or results of operations.

Catastrophic Events

Our operations depend on our ability to protect our equipment and the information stored in our databases against fires, earthquakes and other natural disasters, as well as power losses, telecommunications failures, unauthorized intrusions, terrorist attacks on financial centers where we or our clients are located, and other catastrophic events. There is no assurance that the measures we have taken to reduce the risk of interruption in our operations caused by these events are sufficient. Such events could have a material adverse effect on our business, financial condition or results of operations. For example, our office in New York was temporarily closed due to the September 11, 2001 terrorist attacks. Immediately after the terrorist attacks, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional risk management products. In addition, delivery of some of the data we receive from New York-based vendors was delayed. The grounding of transportation impaired our ability to conduct sales visits and deliver professional services at client sites. During the resulting temporary closure of the U.S. stock markets, POSIT clients were unable to trade over the system and some of the data updates supporting our Core Business were interrupted. These types of interruptions could affect our ability to sell and deliver products and services and could seriously harm our business.

Possible Adverse Effects of Option Exercises

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of Barra common stock could decline. At March 31, 2003, there were outstanding vested and exercisable options to purchase approximately 1.8 million shares of Barra common stock issued under various Barra stock option plans. As of that date, options (vested and unvested) to purchase about 1.7 million shares of Barra Common Stock had exercise prices below our closing common stock price on the last trading date of the fiscal year, March 31, 2003 ($29.69).

Effect of Certain Charter and Bylaw Provisions and Anti-Takeover Provisions; Possible Issuance of Preferred Stock

Our Certificate of Incorporation, Bylaws, and certain Delaware laws contain provisions that may discourage a third party from acquiring Barra. This may deprive stockholders of certain opportunities to receive a premium for their shares as part of an acquisition of Barra.

In addition, we have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of September 7, 2001. Each right, when exercisable, entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $200 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $200 exercise price, shares of our common stock or of any company into which we are merged having a value of $400. The rights expire on September 7, 2011 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to acquire us without the approval of our board of directors, our rights plan makes it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors.

Impact of Legal and Regulatory Proceedings

Elsewhere in this Form 10-K, we have made various disclosures regarding litigation proceedings, as well as the possibility of certain other legal and regulatory proceedings. See “Legal Proceedings” below. Many factors may affect the outcome of such proceedings. Accordingly, until such proceedings are finally resolved, it is difficult to determine the likelihood of a favorable outcome, the direct and indirect costs associated with the proceeding, or, in the event of an unfavorable outcome, the amount of any loss. Any proceeding, even if the outcome were to be ultimately favorable to us, could involve a significant commitment of our management, personnel, financial and other resources. This alone could have a material adverse effect on our business, financial condition, or results of operations.

Availability of Information

Barra maintains an internet website at http://www.barra.com. We make available free of charge on or through the “Investors” portion of our website, as soon as reasonably practicable after the time they are filed with the SEC, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. None of the information on our website is incorporated into or made part of this annual report on Form 10-K.

ITEM 2. PROPERTIES

Our world headquarters are located in two buildings in Berkeley, California. These buildings house our principal administrative, marketing and product development facilities. The larger building is occupied under a lease that expires in June 2007, subject to eight consecutive five-year renewal options. The smaller building is occupied under a lease that expires in June 2008. Our headquarters, in total, occupy over 69,000 square feet of leased space in downtown Berkeley, California.

During 2003, directly and through our subsidiaries, we leased office space in 11 cities around the world. During 2002, we shut down the Barra Strategic Consulting Group, which had employees in Darien, Connecticut. We continue to be responsible for rental charges in that location.

Core Business - During 2003, this business segment had employees and operations in the following locations:

•	Berkeley, California, U.S.A:

•	Cape Town, South Africa;

•	Edison, New Jersey, U.S.A;

•	Frankfurt, Germany;

•	Hong Kong;

•	London, England;

•	New York, New York, U.S.A;

•	Rio de Janeiro, Brazil;

•	Sydney, Australia;

•	Tokyo, Japan.

Ventures Businesses -

POSIT - Our employees for this venture are located in Barra’s New York office, in the New York office of ITG and in the United Kingdom. The licensees of the various POSIT systems maintain local offices to support each of those systems.

We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

•	RJM Ventures, Inc. – On December 21, 2001, RJM Ventures, Inc. (formerly known as Redpoint Software, Inc. (RJM)) initiated a lawsuit against Barra, Inc. in federal court in the Northern District of California. The suit, which seeks unquantified monetary damages, asserts breach of contract, fraud and intentional misrepresentation claims against Barra arising from disputes regarding the calculation of royalty payments related to Barra’s acquisition of certain assets from RJM in June 1998. In particular, RJM alleges that royalty payments should have been made with respect to sales of Barra’s Orion product during the royalty period. On April 15, 2002, the court granted Barra’s motion to dismiss the lawsuit on the grounds that any such claims must be arbitrated as provided in the acquisition agreement. On May 7, 2002 RJM filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On August 19, 2002, RJM filed a withdrawal of its appeal. On March 20, 2003 Barra and RJM executed an agreement regarding certain procedural matters that would govern the arbitration proceedings. On May 14, 2003, RJM filed its claims with Judicial Arbitration and Mediation Services, Inc (JAMS). Barra believes the claims are without merit and intends to vigorously defend itself in this matter. At this time it is too early to estimate any potential losses from this action, but Barra currently believes that the outcome of the arbitration proceedings will not have a material effect on our business, financial condition or results of operations.

•	Global Crossing, Ltd. – Beginning on February 5, 2002, RogersCasey, Inc. (formerly Barra RogersCasey, Inc.) (RogersCasey) was named as a defendant in a number of class action lawsuits, totalling 13, brought on behalf of participants in the Global Crossing, Ltd. Employees’ Retirement Savings Plan (the Plan), a 401(k) plan operated and administered by Global Crossing, Ltd. Ten of the complaints were originally filed in the United States District Court, for the Central District of California, Western Division, and three were originally filed in the Western District of New York. Other defendants included the administrators and directors of the Plan, as well as officers and directors of Global Crossing, Ltd. In the complaints that were served on RogersCasey, the plaintiffs generally alleged that the defendants failed to fulfill their fiduciary duties owed to the Plan’s participants under the Employee Retirement Income Security Act of 1974 (ERISA) in connection with allegedly undisclosed information regarding Global Crossing’s business and financial condition and seek unquantified monetary damages and other unspecified equitable remedies. On September 6, 2002, the Judicial Panel on Multidistrict Litigation consolidated and transferred these class action lawsuits to Judge Gerard E. Lynch of the Southern District of New York for

centralization. During these organizational phases of the lawsuits, RogersCasey had several communications with the plaintiffs’ legal counsel indicating its belief that the claims against RogersCasey were groundless, that the plaintiffs should dismiss RogersCasey as a defendant, and that it intended to file a motion to compel arbitration of the claims made in the lawsuits as provided in RogersCasey’s engagement contract and pursuant to the Federal Arbitration Act.

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

On January 28, 2003, the plaintiffs in this litigation filed an amended and consolidated complaint which removed RogersCasey as a named defendant. Accordingly, at this time RogersCasey is no longer a defendant in this litigation.

•	Robin S. Pellish, Anne C. Buehl, et al – On April 23, 2002, sixteen former employees of Barra whose employment with the RogersCasey business ended shortly after the sale of RogersCasey to CRA, filed a lawsuit in Connecticut state court against Barra and RogersCasey. The Plaintiffs sought recovery of certain amounts related to their employment, including annual bonus compensation, severance, accrued vacation, unreimbursed business expenses, commissions and a special bonus tied to RogersCasey’s sale and continued employment. The plaintiffs’ complaint sought unquantified monetary damages. On June 13, 2003, the parties agreed to settle the litigation on confidential terms. This litigation had no material impact on our business, financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth information regarding our executive officers as of June 3, 2003:

Name	Age	Position
Andrew Rudd	53	Chairman
Kamal Duggirala	44	Chief Executive Officer
Aamir Sheikh	43	President
Greg Stockett	37	Chief Financial Officer
Robert Honeycutt	39	Chief Operating Officer
Claes Lekander	41	Executive Vice President
Bruce Ledesma	35	Executive Vice President, General Counsel, and Secretary
Wendy Lukas	42	Vice President, Global Human Resources

Our executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. There are no family relationships among any of our directors or executive officers.

Andrew Rudd – Dr. Rudd joined our predecessor company in 1975. He served as our President from 1984 to 1992, as our Chief Executive Officer from 1984 to 1999, as a member of our Board of Directors since 1986 and as Chairman since 1992. Between 1977 and 1982, Dr. Rudd was a professor of finance and operations research at Cornell University in Ithaca, New York. In 1995 Dr. Rudd also founded Advisor Software, Inc. (ASI), a provider of distribution technologies to financial institutions and advisors. Dr. Rudd has served as ASI’s Chairman and Chief Executive Officer since its inception.

Kamal Duggirala – Mr. Duggirala has served as our Chief Executive Officer since 1999. He served as our President from 1994 to 2001, and was elected to our Board of Directors in August 2000. Mr. Duggirala has been associated with Barra and its predecessors since 1984. He served in various roles of increasing responsibility in Barra’s Electronic Brokerage and Trader products and Advanced Technology divisions from 1984 to October 1994.

Aamir Sheikh – Dr. Sheikh joined Barra in 1994 as a Senior Consultant. He served in various positions of increasing responsibility in our Research Department and with our Enterprise Risk Management business from 1994 to 2000. In 2000, Dr. Sheikh became an Executive Vice President and assumed management responsibility for our Core Business’s Content division. In 2001, Dr. Sheikh became President of Barra and continues to hold management responsibility for our Core Business’s Distribution division. From 1987 to 1994, Dr. Sheikh was an assistant professor of finance at Indiana University School of Business in Bloomington, Indiana.

Greg Stockett – Mr. Stockett joined Barra in 1996 as Finance Manager. He became Director of Finance in 1998 and Vice President of Finance in 2000. He was appointed Chief Financial Officer in 2001. Prior to joining Barra, Mr. Stockett was with Deloitte & Touche LLP from 1989 to 1996.

Robert Honeycutt – Mr. Honeycutt rejoined Barra as Chief Operating Officer in August of 2001. He first joined Barra as Director of Operations in 1992 and was elected to the position of Chief Operating Officer later that year. He left Barra in early 1999 to become the Chief Executive Officer of Quote.com. Following Quote.com’s sale to Lycos, Inc., Mr. Honeycutt became the Chief Executive Officer and President of Buylink Corp. Prior to joining Barra in 1992, Mr. Honeycutt was Vice President-Corporate Finance for Hambrecht & Quist Incorporated.

Claes Lekander – Mr. Lekander joined Barra in 1985 as a Consultant. He served in various roles of increasing responsibility in our Equity Services and Product Management divisions from 1985 to 2000. Mr. Lekander became an Executive Vice President in 2000 and currently manages our New Markets division.

Bruce Ledesma – Mr. Ledesma was appointed Executive Vice President, General Counsel and Secretary of Barra in April of 2002. He joined Barra as Assistant General Counsel in 1998, serving in our legal department until April 2000, when he became Vice President - Barra Ventures. Prior to joining Barra, Mr. Ledesma worked at the law firm of Latham & Watkins from 1993 to 1998.

Wendy Lukas – Ms. Lukas joined Barra as the Vice President of Global Human Resources in 2002. Prior to joining Barra, Ms. Lukas was a Senior Human Resources Generalist at Cisco Systems with responsibility for the Routing Technology Group. From 1985 to 2000, Ms. Lukas held a variety of Human Resources leadership roles at Levi Strauss & Co.

PART II

With the exception of the information specifically incorporated by reference to the 2003 Annual Report in Part II of this Form 10-K, Barra’s 2003 Annual Report is not deemed to be filed as part of this Form 10-K.

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on Nasdaq under the trading symbol “BARZ.” This table displays the range of high and low bid prices for our common stock as reported on Nasdaq.

2002	HIGH	LOW	2003	HIGH	LOW	2004	HIGH	LOW
1st Quarter	58.99	40.50	1st Quarter	60.55	35.04	1st Quarter (through June 3, 2003)	34.94	28.97
2nd Quarter	52.50	38.17	2nd Quarter	38.88	26.67
3rd Quarter	49.61	35.36	3rd Quarter	37.95	23.60
4th Quarter	61.38	44.69	4th Quarter	33.84	25.33

At June 3, 2003 there were approximately 8,121 holders of our common stock, including both record holders and individual participants in security position listings. To date, we have paid no cash dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our capital requirements and financial condition and other relevant factors. Our Board of Directors does not intend to declare any dividends in the foreseeable future. On June 3, 2003 the closing price for our common stock as reported by Nasdaq was $33.36.

Information about securities authorized for issuance under our equity compensation plans appears under “Equity Compensation Plan Information” in our Proxy Statement for our 2003 Annual Meeting. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 6. SELECTED FINANCIAL DATA

The information in our 2003 Annual Report under the heading “Financial Highlights” regarding our selected financial data required by this Item 6 is incorporated herein by reference. Our 2003 Annual Report has been furnished to the SEC as Exhibit 13.1 to this Form 10-K and, except for the “Financial Highlights” section, is not to be deemed “filed” (See also Item 7 below in Part II of this Report.)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains descriptions of our current expectations and forecasts regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this Form 10-K and in our 2003 Annual Report to Shareholders are made in reliance on safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For further information regarding these forward looking statements and the factors that could cause actual results to differ, please look at the Risk Factors section in Part I of this Form 10-K. Any or all of the forward-looking statements that we make in this Form 10-K, our 2003 Annual Report to Shareholders or any other public statements we issue may turn out to be wrong. It is also important to remember that other factors besides those listed in the Risk Factors section could also adversely affect our business, operating results or financial condition.

This section should be read in conjunction with the Risk Factors section of Part I of this Form 10-K, our audited consolidated financial statements and related notes in this Part II and the selected financial data contained in our 2003 Annual Report.

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

Revenue Recognition

Risk management products - Subscription fees are initially deferred as unearned revenues when payment has been received and revenue is recognized ratably over the subscription term. Implementation fees are recorded as earned, generally on a time and materials basis. Perpetual license fees on derivative market risk assessment products are recorded as revenue upon shipment of the product. Maintenance fees are initially deferred as unearned revenues and ratably recognized over the maintenance term. The timing and certain methods of recognizing revenues require management to make estimates with respect to costs incurred, milestones reached and other factors.

POSIT - POSIT revenues, which consist primarily of royalties based on the trading volume of U.S. equities from the Portfolio System for Institutional Trading (“POSIT”) joint venture, are recognized as trades are executed on POSIT.

Allowance for Doubtful Accounts

We evaluate the collectability of our trade receivables on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration in the customer’s financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Investments in Unconsolidated Companies

We monitor our investments in unconsolidated companies for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in privately held companies are estimated based on one or more of the following: pricing models using historical and forecasted financial information, liquidation values, the values of recent rounds of financing or quoted market prices of comparable public companies. In order to determine whether a decline in value is other than temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company’s industry, and the company’s relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. (See Note 8 to our Consolidated Financial Statements.)

Incentive Compensation

Annual incentive bonuses are a significant part of Barra’s compensation philosophy. These cash bonuses are generally tied to achieving certain firm-wide financial metrics and department level objectives. We generally accrue estimated annual bonus costs evenly over the fiscal year, with certain quarterly adjustments related to terminations and hiring and changes in expected financial or operational results. Incentive bonuses related to any fiscal year are generally paid on May 31 following the fiscal year end.

Accounting for Income Taxes

We make estimates related to our income taxes in each of the jurisdictions in which we operate. These estimates include the allocation of revenue, cost of revenue, depreciation, expenditures and tax credits within and between jurisdictions. Deferred taxes are determined by calculation of the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. As a result of this process, we recognize deferred tax assets and liabilities, which are recorded in our Consolidated Balance Sheets. A valuation allowance is established to the extent that we consider it more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent a valuation allowance is established or adjusted in a period, this amount is included in our Consolidated Statements of Income as an expense or benefit within the provision for income taxes.

Results of Operations

The following table shows the percentage of total operating revenues represented by items in our consolidated statements of income for the years ended March 31:

	2003	2002	2001

Operating Revenues:
Risk management products	88.0%	83.5%	84.2%
POSIT	12.0	16.5	15.8

Total operating revenues	100.0%	100.0%	100.0%

Operating Expenses:
Communications, data and seminar	5.4%	4.5%	4.5%
Compensation and benefits	47.3	43.0	42.7
Occupancy	4.5	3.8	4.0
Amortization of acquired intangibles	0.1	—	0.9
Other operating expenses	12.0	12.6	12.8

Total operating expenses	69.3%	63.9%	64.9%

Interest Income and Other	5.5%	4.5%	1.9%

Impairment Loss on Investments in Unconsolidated Companies	(4.9)%	—	—

Income Before Equity in Income of Unconsolidated Investees, Income Taxes and Discontinued Operations	31.3%	40.6%	37.0%
Equity in Income of Unconsolidated Investees	—	—	—

Income Before Income Taxes and Discontinued Operations	31.3%	40.6%	37.0%

Income Taxes	(7.8)	(12.9)	(12.4)

Income from Continuing Operations	23.5%	27.7%	24.6
Income from Discontinued Operations (net of income taxes)	—	1.3	9.9
Gain (Loss) on Sale of Discontinued Operations (net of income taxes)	0.6	52.1	(0.5)

Net Income	24.1%	81.1%	34.0%

Core Business - Risk Management

Revenues

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

Revenues from risk management products consist of annual subscription fees to portfolio and enterprise risk management (ERM) products, license and maintenance fees on FEA products and royalty and other related revenues. A summary of the components of these revenues is as follows (amounts in thousands):

	2003		2002		2001

		% Change from		% Change from
	$	Prior Year	$	Prior Year	$

Portfolio and ERM product subscriptions	116,277	1	115,680	13	102,556
Implementation fees	2,050	(22)	2,627	(56)	5,935
Royalty and other	3,840	11	3,447	(5)	3,630
FEA revenue	1,933	—	—	—	—

Total	124,100	2	121,754	9	112,121

For the years 2003, 2002 and 2001 revenues from our portfolio risk management products represented 75%, 71% and 73% of total operating revenues. Revenues from our enterprise risk management products represented 7%, 8% and 4% of total operating revenues for 2003, 2002 and 2001, respectively.

Product subscriptions. Product subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related data updates. We generally bill and collect these fees on an annual basis, but recognize the income 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients and increasing revenues from existing customers through the introduction of new products, features, users and other services.

For 2003 compared to 2002, annual subscription fee revenue increased approximately 1%. For 2002 compared to 2001, annual subscription fee revenue increased approximately 13%. Excluding the impact of changes in foreign currency translation rates, subscription revenues were flat in 2003 compared to 2002 and increased 17% in 2002 compared to 2001.

Implementation fees. Implementation fees are revenues related to implementation services in connection with enterprise risk management system installations. Implementation fees are recorded as earned, generally on a time and materials basis. The timing of the recording of enterprise risk management implementation fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from year to year. The decrease in implementation fees in 2003 as compared to 2002 and 2002 compared to 2001 reflects a decline in the number of new enterprise risk system installations and general weakness in the demand for such services amidst spending constraints at some of our client installations.

Royalty and other revenue. Royalty and other revenues include data and product re-distribution revenues, seminar revenues and other one-time fees. The increase in these revenues from 2002 to 2003 was due primarily to increased revenue from royalty agreements related to the use of data provided by Barra. The decrease from 2001 to 2002 reflects a decrease in consulting fees.

FEA revenues. FEA revenues represent license and maintenance fees from our FEA subsidiary, which Barra acquired in December 2002. FEA develops derivative and risk analytics software for traders, risk managers and financial analysts, focusing on the energy, financial and commodities markets. Product license revenues in 2003 were $0.9 million and related maintenance revenues were $1.1 million.

Revenues from non-U.S. Customers. The percentage of our total operating revenues that come from our non-U.S. customers represented 46%, 46% and 47% in 2003, 2002 and 2001, respectively. The percentage of our risk management product revenues that come from non-U.S. customers represented 52%, 54% and 55% in 2003, 2002 and 2001, respectively.

Expenses

A summary of core business operating expenses is as follows (amounts in thousands):

	2003		2002		2001

		% Change from		% Change from
	$	Prior Year	$	Prior Year	$

Communications, data and seminar	7,533	15	6,562	9	6,016
Compensation and benefits	64,881	7	60,485	9	55,466
Occupancy	6,071	12	5,416	6	5,127
Amortization of acquired intangibles	286	—	—	(100)	1,313
Other operating expenses	16,289	(6)	17,403	6	16,392

Total	95,060	6	89,866	7	84,314

Communications, data and seminar. Communications, data and seminar consists of our computer access charges, software and data costs, computer leasing and seminar expenses. This component of operating expenses increased $971,000 or 15% from 2002 to 2003 and increased $546,000 or 9% in 2002 over 2001. The increases in both years primarily reflect higher purchased data costs due to an increase in the number of data offerings purchased as well as increased costs on current data subscriptions.

Compensation and Benefits. Compensation and benefits increased $4,396,000 or 7% in 2003 over 2002 and increased $5,019,000 or 9% in 2002 over 2001. The current year increase was primarily the result of increased headcount along with our annual salary administration and performance evaluation process which results in annual reviews and salary adjustments that are effective as of July 1 of each year. In April 2003 we completed a restructuring that resulted in a 9% reduction in workforce and is expected to result in approximately $5 million in annual compensation savings. Increases in our compensation and benefits costs for 2002 compared to 2001 were primarily the result of wage increases, higher incentive compensation and increased insurance costs.

Occupancy. Occupancy costs increased $655,000 or 12% in 2003 over 2002 and increased $289,000 or 6% in 2002 over 2001. Current year increases reflect scheduled rent increases in several offices, as well as the effect of additional rental expense associated with the FEA offices and added space in our Berkeley location. The increase in costs in 2002 over 2001 resulted primarily from new office space being leased in Tokyo and Hong Kong along with scheduled rent increases in existing office space offset partially by higher sublease income in our London location.

Amortization of acquired intangibles. Current year amortization reflects expense related to intangibles with estimated remaining useful lives acquired through the FEA and IPO transactions. These intangibles are being amortized over two to six years. At the beginning of fiscal 2002, we adopted SFAS No. 142, which prohibits the amortization of goodwill and indefinite-lived intangible assets. SFAS No. 142 requires these assets to be tested annually for impairment. Prior to April 1, 2002 goodwill was amortized over the estimated remaining useful life of the assets. (See Note 3 to our Consolidated Financial Statements for further discussion of intangible assets.)

Other Operating Expenses. Other operating expenses decreased $1,114,000 or 6% in 2003 compared to 2002 and increased $1,011,000 or 6% in 2002 compared to 2001. Our other operating expenses include: travel; office; maintenance; depreciation; amortization; marketing; advertising; outside legal and accounting services; business insurance; data, foreign currency translation gain/loss; and other corporate expenses. The current year decrease reflects primarily decreases in marketing and currency translation losses due to the implementation of a hedging program, and a decrease in advertising expense. The increase in other operating expenses from 2001 to 2002 reflects higher legal, depreciation and charitable contribution costs.

POSIT

Revenues

Our electronic trading revenues decreased $7.0 million or 29% in 2003 compared to 2002 and increased $2.9 million or 14% in 2002 over 2001. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems. Shares traded in the U.S. POSIT system were 6.7 billion, 9.3 billion and 8.2 billion, for fiscal years 2003, 2002 and 2001, respectively. Included in POSIT revenues in 2003 is approximately $400,000 related to an insurance recovery for lost POSIT royalties during the four days following the September 11, 2001 terrorist attacks in New York when the system was unable to operate. The decline in POSIT revenues in 2003 reflects principally the impact of lower trading volumes on the POSIT trading systems due to lower overall market trading volumes and increased price competition.

Expenses

A summary of POSIT operating expenses is as follows (amounts in thousands):

	2003		2002		2001

		% Change from		% Change from
	$	Prior Year	$	Prior Year	$

Communications, data and seminar	16	(43)	28	(26)	38
Compensation and benefits	1,807	(18)	2,192	50	1,462
Occupancy	240	28	188	18	159
Other operating expenses	713	(23)	928	71	543

Total	2,776	(17)	3,336	51	2,202

Compensation and benefits. Compensation and benefits decreased $385,000 or 18% in 2003 as compared to 2002 and increased $730,000 or 50% when comparing 2002 to 2001. The decrease in 2003 reflects a decrease in consulting fees from the prior year. The increase in 2002 as compared to 2001 resulted from increased consulting and incentive compensation in 2002.

Occupancy. Occupancy costs increased $52,000 or 28% from 2002 to 2003 and increased $29,000 or 18% when comparing 2002 to 2001. Increases in both years resulted from increased rental and utility allocations for POSIT personnel.

Other operating expenses. Other operating expenses decreased $215,000 or 23% in 2003 as compared to 2002 and increased $385,000 or 71% from 2001 to 2002. The decrease in 2003 reflects lower travel, legal and support costs for this venture. The increase from 2001 to 2002 resulted primarily from increased support costs for POSIT operations.

Interest Income and Other

Interest income and other increased $1.2 million or 18% in 2003 compared to 2002 and increased $4.0 million or 162% in 2002 compared to 2001. The increase in 2003 reflects overall higher average investment balances during the year and increased gains arising from the sales of municipal securities, offset by declining yields on the portfolio. The increase in 2002 as compared to 2001 reflects higher interest earnings due to substantially higher cash balances compared to fiscal 2001 as a result of proceeds received from the sale of Symphony Asset Management LLC (Symphony).

Impairment Loss on Investments in Unconsolidated Companies

In March 2003 we determined that the recorded value of our investments in Alacra and Valubond had been permanently impaired after considering such factors as financial performance, liquidity and other general market factors. An impairment charge of $6,936,000 was recorded to reduce the book value of these investments to their fair market values. (See Note 8 to our Consolidated Financial Statements)

Equity in Income of Unconsolidated Investees

Equity in income of unconsolidated investees represents our share of the income of Australia POSIT and Risk Reporting Ltd.

Income Taxes

Our tax rate in income from continuing operations for fiscal 2003 was approximately 25% compared to 32% for fiscal 2002 and 33% in fiscal 2001. The decrease in our overall effective income tax rate is the result of realizing certain non-recurring tax credits associated with dividends from our Japanese subsidiary in 2003.

Income From Discontinued Operations

Discontinued operations represent the operating results from Symphony, Barra Global Estimates, Bond Express, Inc., Barra RogersCasey Inc., and Barra Strategic Consulting Group during the period under report and up until the time of their sale or disposal. Income from discontinued operations decreased $11.2 million or 85% in 2002 compared to 2001. The decrease reflects lower income from Symphony which was sold in July 2001.

Discontinued Operations- Gain (Loss) on Sale

Gain on sale of discontinued operations for the year ended March 31, 2003 represents contingent payments received as part of the agreement from the sale of Symphony. These payments are shown net of related income tax. Gain on sale of discontinued operations for the year ended March 31, 2002 represents the gain on sale of Symphony and Barra RogersCasey, net of closure costs associated with Strategic Consulting and applicable income taxes. Loss on sale for the year ended March 31, 2001 represents the loss on the sale of the Barra Global Estimates business, net of applicable taxes. (See Note 4 to our Consolidated Financial Statements.)

Foreign Currency

As an international corporation, our business generates revenues from clients throughout the world. We maintain sales and representative offices worldwide and hold certain deposits and accounts in foreign currencies. Our revenues are generated in both United States and non-U.S. currencies. Subscriptions in the United Kingdom and the European Community are priced in pounds sterling (pounds) and euros, respectively. Additionally, our consolidated subsidiary, Barra Japan, generates revenues, has expenses and has assets and liabilities denominated in Japanese yen. All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. Our hedging program is designed to help reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At March 31, 2003, we had one contract to sell 500 million yen at a rate of 120.12, maturing on May 2, 2003. Also at March 31, 2003, we had one contract to sell 5 million euro at 1.0742, maturing on May 2, 2003. Additionally, at March 31, 2003, we had one contract to sell 5 million pounds at 1.5664, maturing on May 2, 2003. We enter into forward currency contracts only with approved counter parties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

For 2003 compared to 2002, the U.S. dollar weakened against the pound, euro and the yen. The resulting net effect of these movements in average exchange rates on operating revenues was an increase in operating revenues of approximately $68,000 and a decrease in net income of approximately $127,000. For 2002 compared to 2001, the U.S. dollar strengthened against the yen, euro and the pound. The resulting net effect of these movements in average exchange rates on operating revenues and net income was a decrease of approximately $4,152,000 and $2,983,000, respectively.

Under current operating arrangements in the countries in which we do business, there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company except in Brazil, where we are required to register Barra Brazil’s exchange agreements with the Central Bank.

New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure- an Amendment to FASB 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002. The disclosures required by SFAS No. 148 are included in our Consolidated Financial Statements or the accompanying Notes to our Consolidated Financial Statements. We are currently evaluating the various transition methods set forth in SFAS No. 148.

Liquidity and Capital Resources

As of March 31, 2003, our principal sources of liquidity were our cash and cash equivalents, marketable equity securities held for trading, and marketable debt securities available-for-sale totaling $200 million, representing a decrease of $73 million from the prior year. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $25 million, of which no amounts have been, or are presently anticipated to be, drawn down on that line of credit. The decrease in the current year is primarily attributable to the repurchase of 2.6 million shares of our common stock for $95.6 million and the acquisitions of FEA and IPO for a combined $24.5 million.

During fiscal 2003 we generated $40.7 million of cash from operating activities as compared to $28.8 million in fiscal 2002. Cash flows from operating activities continues to be our principal means of generating cash.

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations.

Principal Financial Commitments

As of June 3, 2003, our principal financial commitments consisted of obligations under operating leases and contracts for office facilities. (See Note 6 to our Consolidated Financial Statements.) On November 7, 2002 our Board of Directors authorized the repurchase of up to 1,500,000 shares of our common stock, pursuant to our stock repurchase plan, of which 754,800 shares remain authorized and un-purchased as of the end of the fiscal year. We are under no commitment to purchase any shares under to our stock repurchase plan.

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

Our direct interest bearing investment portfolio includes investments in short-term, high-credit quality money market funds and U.S. Treasury securities. These investments totaled approximately $185 million at March 31, 2003. The money market funds had a an average interest rate of approximately 1% while the portfolio of U.S. Treasury securities had an average interest rate of approximately 2%. The short-term money market funds and U.S Treasury securities are not insured and because of the short-term nature of the investments are subject to credit risk, but are not likely to fluctuate significantly in market value.

Market Risk

We had $15 million at March 31, 2003 invested in certain market-neutral funds managed by our former subsidiary, Symphony. Our investments in market-neutral programs are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management. (See Note 2 to our Consolidated Financial Statements.)

Foreign Currency Risk

We invoice customers in Europe in pounds and euros. In Japan, we bill our customers in yen. Excluding customers in these locations, we generally bill for our services in U.S. dollars. To the extent we invoice our customers in local currency (yen, pound and euro), our international revenues are subject to currency exchange fluctuation risk. To the extent that international revenues that are invoiced in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. Currency fluctuations may also effectively increase the cost of our products and services in countries in which customers are invoiced in U.S. dollars. See the discussion in Item 7, Foreign Currency, for further information on foreign currency and hedging practices.

We have no foreign debt and non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. (See Note 2 to our Consolidated Financial Statements.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Barra, Inc.
Berkeley, California

We have audited the accompanying consolidated balance sheets of Barra, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Barra, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

April 25, 2003

Consolidated Balance Sheets
As of March 31, 2003 and 2002
(In thousands except for share and per share amounts)

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$26,848	$58,499
Investments in marketable equity trading securities	15,025	14,310
Investments in marketable debt securities available-for-sale	158,238	200,317
Accounts receivable:
Risk Management products (Less allowance for doubtful accounts of $916 and $950)	9,379	5,470
Related parties- POSIT royalties	2,975	5,616
Prepaid expenses	2,165	2,068

Total current assets	214,630	286,280

Investments in Unconsolidated Companies	3,358	10,344
Premises and Equipment:
Computer and office equipment	14,482	12,904
Furniture and fixtures	4,948	4,637
Leasehold improvements	7,710	6,729

Total premises and equipment	27,140	24,270
Less accumulated depreciation and amortization	(18,510)	(14,383)

	8,630	9,887
Deferred Tax Assets	5,509	8,065
Computer Software
(Less accumulated amortization of $3,481 and $2,766)	1,156	1,551
Other Assets	1,391	1,034
Goodwill and Other Intangibles
(Less accumulated amortization of $5,825 and $5,539)	34,858	7,456

TOTAL	$269,532	$324,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$929	$1,694
Due to related party	1,106	—
Accrued expenses payable:
Accrued compensation	8,334	11,208
Accrued income taxes	8,630	10,814
Other accrued expenses	7,808	9,843
Unearned revenues	32,253	32,383

Total current liabilities	59,060	65,942

Deferred Tax Liabilities	6,951	2,362
Stockholders’ Equity:
Preferred stock, no par; 10,000,000 shares authorized; none issued and outstanding
Common stock, $.0001 par value; 75,000,000 shares authorized; 19,145,965 and 21,444,268 shares issued and outstanding	2	2
Additional paid-in capital	83,528	79,121
Retained earnings	119,440	177,518
Accumulated other comprehensive income (loss)	551	(328)

Total stockholders’ equity	203,521	256,313

TOTAL	$269,532	$324,617

The accompanying notes are an integral part of the Barra, Inc. Consolidated
Financial Statements.

Consolidated Statements of Income
For the Years Ended March 31, 2003, 2002 and 2001
(In thousands except for share and per share amounts)

	2003	2002	2001

Operating Revenues:
Risk management products	$124,100	$121,754	$112,121
POSIT	16,996	24,015	21,070

Total operating revenues	141,096	145,769	133,191
Operating Expenses:
Communications, data and seminar	7,549	6,590	6,054
Compensation and benefits	66,688	62,677	56,928
Occupancy	6,311	5,604	5,286
Amortization of acquired intangibles	286	—	1,313
Other operating expenses	17,002	18,331	16,935

Total operating expenses	97,836	93,202	86,516
Interest Income and Other	7,721	6,548	2,501
Impairment Loss on Investments in Unconsolidated Companies	(6,936)	—	—

Income Before Equity in Income of Unconsolidated Investees, Income Taxes and Discontinued Operations	44,045	59,115	49,176
Equity in Income of Unconsolidated Investees	181	115	159

Income Before Income Taxes and Discontinued Operations	44,226	59,230	49,335
Income Taxes	(11,030)	(18,836)	(16,512)

Income from Continuing Operations	33,196	40,394	32,823
Discontinued Operations:
Income from operations, net of income taxes	—	1,916	13,138
Gain (loss) on sale, net of income taxes	770	75,983	(659)

Net Income	$33,966	$118,293	$45,302

Income Per Share:
Continuing Operations:
Basic	$1.65	$1.90	$1.57
Diluted	$1.59	$1.80	$1.46
Discontinued Operations- Income from operations (net of income taxes):
Basic	$0.00	$0.09	$0.63
Diluted	$0.00	$0.09	$0.58
Discontinued Operations-Gain (loss) on sale (net of income taxes):
Basic	$0.04	$3.58	($0.03)
Diluted	$0.04	$3.38	($0.03)
Net Income:
Basic	$1.68	$5.58	$2.17
Diluted	$1.63	$5.26	$2.01
Shares used in Net Income Per Share Calculation:
Basic	20,161,952	21,205,701	20,921,413
Diluted	20,834,618	22,502,474	22,510,364

The accompanying notes are an integral part of the Barra, Inc. Consolidated
Financial Statements.

Consolidated Statements of Cash Flows
For the Years Ended March 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$33,966	$118,293	$45,302
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investees	(181)	(115)	(159)
Depreciation and amortization	5,204	5,110	6,305
Unrealized gains on marketable equity securities held for trading	(784)	(491)	(304)
Sale (purchase) of marketable equity securities held for trading	71	2,143	(1,623)
Impairment loss on investments in unconsolidated companies	6,936	—	—
Deferred taxes	7,067	(18)	(3,324)
(Gain) loss on sale of discontinued operations, net of income taxes	(770)	(75,983)	659
Other	(781)	283	531
Changes In:
Accounts receivable – Risk management products	(2,324)	1,273	6,486
Accounts receivable – Related parties	2,066	20,002	1,219
Prepaid expenses	2	2	(419)
Other assets	(311)	104	(311)
Accrued income taxes	(2,184)	(36,600)	12,119
Accounts payable, due to related party and accrued expenses	(4,794)	(10,998)	(2,307)
Unearned revenues	(2,443)	3,375	5,282

Net cash provided by continuing operations	40,740	26,380	69,456

Net cash provided by (used in) discontinued operations	—	2,459	(1,832)

Net cash provided by operating activities	40,740	28,839	67,624

Cash Flows from Investing Activities:
Capital expenditures	(2,932)	(3,235)	(3,497)
Sale (purchase) of marketable debt securities – available for sale, net	42,079	(123,884)	(62,433)
Proceeds from sale of discontinued operations	1,245	142,000	13,086
Acquisitions – cash paid	(22,346)	—	—
Investments in unconsolidated companies	—	(1,768)	(3,098)

Net cash provided by (used in) investing activities	18,046	13,113	(55,942)

Cash Flows from Financing Activities:
Proceeds from sales of common stock	5,199	12,992	8,526
Common stock repurchased	(95,636)	(41,147)	(6,207)

Net cash provided by (used in) financing activities	(90,437)	(28,155)	2,319

Net Increase (Decrease) in Cash and Cash Equivalents	(31,651)	13,797	14,001
Cash and Cash Equivalents at Beginning of Year	58,499	44,702	30,701

Cash and Cash Equivalents at End of Year	$26,848	$58,499	$44,702

Other Cash Flow Information:
Cash paid during the year for:
Income taxes	$13,016	$59,670	$17,555
Non-cash investing activities - See Note 4
Exchange of Bond Express, Inc. common stock
For ValuBond, Inc. preferred stock	$—	$2,330	$—

The accompanying notes are an integral part of the Barra, Inc. Consolidated
Financial Statements.

Consolidated Statements of Stockholders’ Equity
For the Years ended March 31, 2003, 2002 and 2001
(In thousands except for share amounts)

				Accumulated
	Common Stock		Additional	Other
			Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, April 1, 2000	20,513,325	$2	$36,644	$256	$59,884	$96,786

Repurchase of stock	(156,691)		(124)		(6,083)	(6,207)
Stock issued	1,014,043		8,526			8,526
Tax benefit from option exercises			10,814			10,814

Subtotal	21,370,677	2	55,860	256	53,801	109,919

Foreign currency translation adjustment				(494)		(494)
Net income					45,302	45,302

Comprehensive income – subtotal						44,808

Balance, March 31, 2001	21,370,677	2	55,860	(238)	99,103	154,727

Repurchase of stock	(924,215)		(1,269)		(39,878)	(41,147)
Stock issued	997,806		12,992			12,992
Tax benefit from option exercises			11,538			11,538

Subtotal	21,444,268	2	79,121	(238)	59,225	138,110

Unrealized loss on investments				(90)		(90)
Net income					118,293	118,293

Comprehensive income – subtotal						118,203

Balance, March 31, 2002	21,444,268	2	79,121	(328)	177,518	256,313

Repurchase of stock	(2,616,278)		(3,592)		(92,044)	(95,636)
Stock issued	317,975		5,199			5,199
Tax benefit from option exercises			2,800			2,800

Subtotal	19,145,965	2	83,528	(328)	85,474	168,676
Unrealized gain on investments				879		879
Net income					33,966	33,966

Comprehensive income-subtotal						34,845

Balance, March 31, 2003	19,145,965	$2	$83,528	$551	$119,440	$203,521

The accompanying notes are an integral part of the Barra, Inc. Consolidated
Financial Statements.

Barra, Inc. and Subsidiaries
Notes to Consolidated Financial Statements For the Years Ended March 31, 2003, 2002 and 2001:

Note 1 - The Company

Barra, Inc. (which may be referred to as Barra, the Company, we, us or our) is an investment risk management company which provides innovative solutions to financial professionals world-wide. We have two business units. Our Core Business provides risk management products and services to investment professionals. Our Ventures Business develops new lines of business by leveraging our core research and development, generally through strategic partnerships.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Barra and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Discontinued operations represent the operating results from Symphony Asset Management LLC, Barra Global Estimates, Bond Express, Inc., Barra RogersCasey, Inc., and Barra Strategic Consulting Group during the period under report and up until the time of their sale or disposal. (See Note 4.) Certain amounts previously reported have been reclassified to conform to the 2003 presentation.

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

Stock Split – In November 2000, the Company’s Board of Directors declared a three-for-two stock split effective December 18, 2000 and payable in the form of a dividend of one share of the Company’s common stock for every two shares owned by the stockholders. The stock split resulted in the issuance of approximately 7 million additional shares of common stock from authorized but unissued shares. All share and per share data in these financial statements and related notes have been adjusted to retroactively reflect the stock split.

Cash and Cash Equivalents include money market funds and certificates of deposit with original maturities of three months or less.

Investments in Marketable Equity Trading Securities include $15,025,000 at March 31, 2003 and $14,310,000 at March 31, 2002 invested in funds managed by our former subsidiary Symphony. The funds hold both long and short positions in equity securities and at times buy and sell short-term market index instruments, which the managers use to hedge general market risk. These investments are considered to be trading securities and accordingly are recorded at their fair value and any unrealized gains or losses are included in interest income and other.

Investments in Marketable Debt Securities Available-for-Sale - We had investments in U.S. government agency obligations of $158,238,000 at March 31, 2003 of which $789,000 represented unrealized gains on such investments. The obligations have stated maturity dates ranging from December 2003 to September 2005. At March 31, 2002, investments in marketable debt securities amounted to $200,317,000 and consisted primarily of municipal debt securities. All marketable debt securities are considered to be available-for-sale and are recorded at fair value and any unrealized gains or losses included in other comprehensive income in the equity section of the balance sheet.

Investments in Unconsolidated Companies are accounted for on the cost or equity method depending on the Company’s ownership interest in the voting stock and upon its ability to exert significant influence over the investee’s operations. (See Note 8.)

Premises and Equipment are stated at cost, net of accumulated depreciation. Computer and office equipment and furniture and fixtures have economic useful lives of three to five years and are depreciated using the straight-line method. Leasehold improvements are amortized using the straight-line method over the periods of the corresponding leases that range from five to ten years.

Accounting for Intangible assets- Intangible assets are stated at cost less accumulated amortization and include goodwill, acquired technology, trade names, backlog, customer relationships and non-compete agreements. Goodwill is the excess of cost over fair value of net assets acquired. Goodwill from acquisitions subsequent to March 31, 2001 has not been amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142- Goodwill and Other Intangible Assets (SFAS No. 142). Goodwill acquired prior to April 1, 2001 was amortized through March 31, 2001 on a straight-line basis over the estimated periods of benefit. Goodwill is tested annually for impairment in accordance with SFAS No. 142. No impairment of the carrying value of goodwill was determined to have taken place in 2003. Other intangible assets are being amortized on a straight-line basis over their estimated useful lives of two to six years. See Note 3 for further discussion of intangibles assets acquired in 2003.

Long-lived Assets - The Company reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 144 - Accounting for the impairment or Disposal of Long-lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g. equipment, office facilities, intangibles.) For assets to be held and used, including acquired intangibles, Barra initiates its review whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair market value less cost to sell.

Computer Software that has been purchased is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over three to five years.

Revenue Recognition:

Risk Management Products - Subscription fees to portfolio and enterprise risk management (ERM) products are initially deferred as unearned revenues when payment has been received and revenue is recognized ratably over the subscription term. Implementation fees are recorded as earned, generally on a time and materials basis. The timing and certain methods of recognizing revenues require management to make estimates with respect to cost incurred, milestones reached and other factors. Perpetual license fees on derivative market risk assessment products are recorded as revenue upon delivery of the product. Maintenance fees are initially deferred as unearned revenues and ratably recognized over the maintenance term.

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

Foreign Currency Translation - The functional currency of all non-U.S. operations is the U.S. dollar. Accordingly, for non-U.S. operations, assets and liabilities are translated into U.S. dollars using current exchange rates, and the translation adjustment effects are included in net income.

Stock-Based Awards to employees are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which is permitted by SFAS No. 123- Accounting for Stock-Based Compensation (SFAS No. 123). In December 2002, FASB issued SFAS No. 148- Accounting for Stock-Based Compensation- Transition and Disclosure – an amendment to FASB 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Had the computed fair values of the 2003, 2002 and 2001 stock-based awards under our Stock Option Plans (See Note 10) been amortized to expense over the vesting periods of the awards, pro forma amounts would have been as follows (in thousands, except for per share amounts):

	2003	2002	2001
Net income, as reported	$33,966	$118,293	$45,302
Deduct stock-based compensation expense (net of tax)	(9,823)	(6,927)	(4,200)

Pro Forma net income	$24,143	$111,366	$41,102

Per share:
Basic, as reported	$1.68	$5.58	$2.17
Basic, pro forma	$1.20	$5.25	$1.96
Diluted, as reported	$1.63	$5.26	$2.01
Diluted, pro forma	$1.16	$4.95	$1.83

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

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, short-term and U.S. government agency obligations, accounts receivable, prepaid expenses, accounts payable, certain accrued liabilities and deferred revenue. The carrying amounts of these items are a reasonable estimate of their fair values.

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

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 - Business Combinations and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning April 1, 2001. The adoption of SFAS No. 142 did not have a significant impact on the financial position, results of operations, or cash flows of the Company. Amortization of goodwill and other intangibles included in continuing operations, net of tax, for 2001 was $801,000 ($0.04 per basic and diluted share). Had amortization of goodwill and other intangibles been excluded, income from continuing operations for 2001 would have been $33,624,000 ($1.61 per basic share and $1.49 per diluted share). Net income for 2001 would have been $46,657,000 ($2.23 per basic share and $2.07 per diluted share). See Note 3 for further discussion of intangible assets.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment to FASB No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002. The disclosures required by SFAS No. 148 are included in our Consolidated Financial Statements or the accompanying Notes to our Consolidated Financial Statements. The Company is currently evaluating the various transition methods set forth in SFAS No. 148.

Note 3 – Acquisitions

Barra acquired Financial Engineering Associates, Inc. (FEA), a developer of derivatives and risk analytics software for traders, risk managers, and financial analysts for a wide range of industries, on December 12, 2002 for $22.9 million in cash, plus approximately $5.8 million in assumed liabilities. Also, on December 23, 2002, we acquired Investment Performance Objects, Ltd. (IPO), an Australian company specializing in performance attribution products, for $3 million in cash, of which $2.4 million was paid during the current fiscal year with the remaining amount recorded as due to a related party on the balance sheet. The acquisition price of FEA and IPO exceeded the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $20.0 million and $2.9 million, respectively. Approximately $3 million of the amount allocated to intangibles is expected to be deductible for income tax purposes.

The allocation of the purchase price for FEA to tangible and intangible assets and liabilities is summarized below (amounts in thousands):

		Estimated
	Purchase price allocation	remaining useful life
Goodwill	$20,048	—
Core technology	2,420	3 years
Trade name- Energy	400	6 years
Trade name- all other	100	2 years
Backlog renewals	900	4 years
Customer relationships	700	4 years
Non-compete agreements	70	4 years
Current assets	2,965
Premises and equipment	303
Deferred tax assets	780
Other assets	61
Current liabilities	(3,568)
Deferred tax liabilities	(2,254)

Total	$22,925

The allocation of the purchase price for IPO to tangible and intangible assets and liabilities is summarized below (amounts in thousands):

		Estimated
	Purchase price allocation	remaining useful life
Goodwill	$2,866	—
Core technology	165	3 years
Non-compete agreements	20	5 years
Current assets	215
Current liabilities	(208)

Total	$3,058

Operating results of FEA and IPO are included in our financial statements from the date of the acquisition. Pro forma statements of income have not been presented because the effect of the acquisition was not material.

Note 4 – Discontinued Operations

Symphony Asset Management, LLC (Symphony)- On July 16, 2001, Barra completed the sale of its 50 percent ownership interest in Symphony to The John Nuveen Company. Barra received approximately $128 million in initial cash proceeds and is eligible to receive up to an additional $12 million in future contingent payments based on Symphony’s business performance. During 2003 approximately $1.4 million was received related to these contingent payments. A gain of $72.2 million or $3.21 per diluted share, after taxes of approximately $44.8 million, was recorded from the sale in 2002.

Bond Express, Inc.- On August 31, 2001, Barra sold its subsidiary, Bond Express, Inc., to ValuBond, Inc. As consideration for the sale Barra received preferred stock representing approximately 8% of ValuBond, Inc.’s equity on a fully diluted basis. No gain or loss was recognized upon the sale of the business. (See Note 8.)

Barra RogersCasey, Inc. and Barra Strategic Consulting Group- On March 27, 2002, Barra announced the disposition of its consulting ventures, Barra RogersCasey, Inc. and the Barra Strategic Consulting Group. Barra RogersCasey, the Company’s pension fund consulting venture, was sold to a subsidiary of Capital Resource Advisors LLC for $14 million in cash. Barra Strategic Consulting Group, which provided project-based management consulting to asset managers, ceased operations as of February 15, 2002. Barra’s gain on sale of its interest in Barra RogersCasey, net of approximately $1.5 million in closure costs associated with the Barra Strategic Consulting Group and $2.2 million in income taxes, was $3.8 million or $0.17 per diluted share, was recorded from the sale in 2002.

Barra Global Estimates (BGE) and Directus- In two separate transactions during 2001, we sold both the BGE and Directus businesses to unrelated third parties. Total cash proceeds from the sales of these businesses were $13.1 million and resulted in a loss of $0.7 million or $0.03 per diluted share, after a tax benefit of approximately $0.4 million.

Gross revenues, pre-tax income and net income for discontinued operations for the years ended March 31, 2002 and 2001 are set forth in the table below (amounts in thousands):

	2002	2001
Gross revenues	$30,694	$91,227

Income before taxes	3,054	21,416
Income taxes	(1,138)	(8,278)

Income from discontinued operations	$1,916	$13,138

Note 5 - Income Taxes

The provision for income taxes on earnings from continuing operations for the years ended March 31, consists of the following (in thousands):

	2003	2002	2001

Current:
Federal	$10,572	$8,758	$13,056
State	2,302	3,934	2,866
Foreign	6,342	6,162	3,914

Total current	19,216	18,854	19,836
Deferred:
Federal	(6,788)	316	(2,732)
State	(760)	(81)	(187)
Foreign	(638)	(253)	(405)

Total deferred	(8,186)	(18)	(3,324)

Total Tax Provision	$11,030	$18,836	$16,512

Barra provides for U.S. income taxes on the earnings of foreign subsidiaries. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances for certain deferred losses at March 31, 2003 are included in the deferred tax liability balance. No valuation allowances for deferred tax assets were deemed to be necessary at March 31, 2002. The tax effect of significant temporary differences representing deferred tax assets and liabilities as of March 31 is as follows (in thousands):

	2003	2002

Deferred Tax Assets
Accrued vacation pay not currently deductible	$835	$731
Other accrued expenses not deductible	574	2,943
State taxes	611	1,410
Deferred rent	126	332
Intangibles	460	340
Deferred losses	1,857	—
Research and development costs not currently deductible	—	2,401
Foreign deferred taxes and other	1,046	(92)

Total	$5,509	$8,065

Deferred Tax Liabilities
Intangibles	1,291	—
Basis difference in fixed assets	1,489	2,283
Prepaid expenses not currently deductible	316	118
Deferred earnings	1,186	—
Valuation allowances	1,994	—
Other	675	(39)

Total	$6,951	$2,362

Net Deferred Tax Asset (Liability)	$(1,442)	$5,703

The reconciliation between the tax rate computed by applying the United States federal statutory tax rate of 35.0% to income before income taxes and the actual effective tax rate is as follows:

	2003	2002	2001

Income tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax effect	4.2	4.3	4.2
Foreign taxes higher than federal rate	—	0.4	—
Non-taxable portion of dividends and interest	(7.7)	(0.2)	(0.1)
Effect of foreign sales corporation or EIE earnings	(2.4)	(1.3)	(1.1)
Tax credits	(4.2)	(3.3)	(1.7)
Other	0.1	(3.1)	(2.8)

Income tax at effective rate	25.0%	31.8%	33.5%

Note 6 - Leases and Other Commitments

Aggregate minimum future annual lease payments for facilities under operating leases are as follows (in thousands):

Aggregate Annual
Year Ending March 31:	Lease Payments

2004	$4,132
2005	3,859
2006	3,896
2007	4,043
2008	2,981
Thereafter	1,958

$20,869

Rental expense for facilities and equipment was $4,045,000, $4,839,000 and $5,151,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Note 7 – POSIT

POSIT is a computerized institutional trading system that is owned by a general partnership between us and a subsidiary of Investment Technology Group, Inc. (ITG). The partnership has licensed the U.S. equity version of POSIT to ITG, which operates the POSIT system for U.S. equities. Our revenues represent a 95% share of license royalties paid by ITG to the partnership. Revenues to Barra from U.S. POSIT for the years ended March 31, 2003, 2002 and 2001 were $15,869,000, $23,311,000 and $20,824,000 respectively.

In November 1998, the POSIT partnership granted a license to a joint venture between ITG and Société Générale to use the POSIT technology for the trading of equities of European issuers. In May 2001, ITG bought out Société Générale’s interest in the partnership. EuroPOSIT currently covers U.K. and European Country equities. A royalty is paid to the POSIT partnership based upon the commissions received for trades of European securities on EuroPOSIT. We receive a share of that royalty after the payment of certain operating and development costs. Revenues to Barra from EuroPOSIT for the years ended March 31, 2003, 2002 and 2001 were $1,127,000, $704,000 and $246,000, respectively.

Note 8 - Investments in Unconsolidated Companies

In April 1997, we purchased 272.7 shares of Series A Convertible Preferred Stock of Alacra, Inc. (formerly Data Downlink Corporation (Alacra)) for $1,500,000. During 1999, we purchased 47.29 shares of Series C Convertible Preferred Stock of Alacra for $372,000. At March 31, 1999 we owned approximately 20% of Alacra and accounted for our investment in Alacra using the equity method. In June 1999, Alacra received additional funding that diluted our ownership below 20% and resulted in our change to the cost method of accounting for the remainder of 2000 and all subsequent years. In April 2000, we purchased 964,630 shares of Series F Convertible Preferred Stock of Alacra for $3,000,000 which increased our ownership to approximately 16%. On December 20, 2001, Barra purchased 500,595 of Convertible Preferred Stock from Alacra for $1,001,190, resulting in fully diluted equity ownership of approximately 17%. In March 2003 management determined that the recorded value of this investment had been permanently impaired after considering such factors as financial performance, liquidity and other general market factors. An impairment charge of $2,362,000 was recorded to reduce the book value of the investment to its fair market value of $3 million as of March 31, 2003.

On August 31, 2001, Barra sold its subsidiary, Bond Express, Inc., to ValuBond, Inc. As consideration for the sale Barra received preferred stock representing approximately 8% of ValuBond Inc.’s equity on a fully diluted basis and valued at approximately $4,574,000, net of a deferred gain of approximately $1,300,000. In March 2003, in connection with a recapitalization and concurrent financing of ValuBond, we determined that, based on financial performance, liquidity and other factors, the investment had been permanently impaired and its carrying value was reduced to zero.

Note 9 - Retirement Plans

We sponsor a tax-qualified employee savings and retirement plan for all eligible U.S. employees. Eligible employees may contribute up to 15% of their earnings, subject to annual limitations. We match qualified employee contributions dollar for dollar up to an annual maximum of $2,000 and employees vest in our match over the first five years of their employment. Contribution expense was $694,000, $761,000 and $390,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Note 10 -Equity

Stock Option Plans:

1991 and 2000 Equity Plans

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

Directors Stock Option Plan

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

A summary of the status of all our stock option plans as of and during the years ended March 31, 2001, 2002, and 2003 follows:

	Shares Subject to	Weighted Average	Shares Available
	Outstanding Options	Exercise Price	for Future Grants

Outstanding, Balance at March 31, 2000 (including 1,753,947 exercisable at a weighted average exercise price of $6.92)	4,131,485	$12.21	536,326
Additional shares authorized			1,800,000
Granted	1,032,750	41.30	(1,032,750)
Canceled	(240,090)	16.61	240,090
Exercised	(933,428)	7.75	—

Outstanding, Balance at March 31, 2001 (including 1,525,430 exercisable at a weighted average exercise price of $10.01)	3,990,717	20.51	1,543,666
Additional shares authorized			750,000
Granted	873,000	49.98	(873,000)
Canceled	(283,227)	21.30	283,227
Exercised	(951,751)	11.76	—

Outstanding, Balance at March 31, 2002 (including 1,280,127 exercisable at a weighted average exercise price of $17.93)	3,628,739	29.83	1,703,893
Granted	968,000	31.86	(968,000)
Canceled	(253,122)	37.24	253,122
Exercised	(247,839)	12.54	—

Outstanding Balance at March 31, 2003	4,095,778	30.90	989,015

Weighted average fair value of options granted during 2003, 2002 and 2001 were $16.79, $24.85 and $26.36, respectively.

Additional information regarding options outstanding as of March 31, 2003 is as follows:

March 31, 2003:

	Stock Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
Range of Exercise		Contractual Life	Weighted Average		Weighted Average
Prices	Number Outstanding	(yrs)	Exercise Price	Number Exercisable	Exercise Price

$3.00 to $16.67	954,391	4.3	$11.70	754,216	$10.82
$17.00 to $29.69	699,050	6.8	21.06	400,650	20.38
$29.86 to $34.10	957,700	9.4	30.79	54,302	33.80
$35.15 to 45.06	698,397	8.0	44.17	361,761	44.36
$46.42 and over	786,240	8.8	51.30	233,295	50.70

	4,095,778	7.4	$30.90	1,804,224	$25.52

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, (the “Purchase Plan”), we are authorized to issue up to 1,687,500 shares of common stock to our employees. Under the terms of the Purchase Plan, employees can choose to have up to 15% of their annual base earnings withheld, subject to an annual limitation, to purchase Barra common stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or end of each three-month offer period, subject to an annual limitation. Under the Purchase Plan, we issued 70,136, 46,055 and 40,022 shares in 2003, 2002 and 2001. The weighted average purchase price of shares issued in 2003, 2002 and 2001 was $29.63, $38.98 and $28.14, respectively. The weighted-average fair value of shares issued in 2003, 2002 and 2001 was $34.86, $48.65 and $39.35, respectively. At March 31, 2003 there were 1,318,597 shares of common stock reserved for future issuance under the Purchase Plan.

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires the disclosure of pro forma net income and earnings per share had we adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: weighted average expected life, 72 months for all years presented; stock volatility, 50% in 2003, 44% in 2002 and 66% in 2001; risk free interest rates, 4.0% in 2003, 4.8% in 2002 and 5.5% in 2001; and no dividends during the expected term for all years. See Note 2 for further information.

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

Note 11 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. Our chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer and certain other Executive Officers (the Committee).

Barra’s business segments are organized on the basis of differences in their related products and services. The Core Business segment consists of developing, marketing and supporting risk management product and services. The Barra Ventures Businesses consist of investments, joint ventures or significant licensing arrangements that leverage the ideas and intellectual property of the Core Business. The POSIT joint venture licenses institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment.

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

The following tables present information about reported segments for the years ended March 31, 2003, 2002 and 2001, respectively (amounts in thousands):

Year ended March 31, 2003:

	Barra Core	Barra Ventures

		POSIT		Total
	Core	Joint Venture	Other	Ventures	Consolidated

Revenues:
Risk Management products	$124,100				$124,100
POSIT		16,996		16,996	16,996

Total Segment revenues	124,100	16,996	—	16,996	141,096

Compensation and Benefits	(64,881)	(1,807)		(1,807)	(66,688)
Other Segment expenses	(30,179)	(969)		(969)	(31,148)
Interest income and other	7,721				7,721
Impairment loss on investments in unconsolidated companies			(6,936)	(6,936)	(6,936)
Equity in joint venture gains (losses)		232	(51)	181	181

Total Segment expenses	(87,339)	(2,544)	(6,987)	(9,531)	(96,870)

Segment income	$36,761	$14,452	(6,987)	$7,465	$44,226

Depreciation and amortization	$5,127	$77	—	$77	$5,204

Year ended March 31, 2002:

	Barra Core	Barra Ventures

		POSIT		Total
	Core	Joint Venture	Other	Ventures	Consolidated

Revenues:
Risk Management products	$121,754				$121,754
POSIT		24,015		24,015	24,015

Total Segment revenues	121,754	24,015	—	24,015	145,769

Compensation and Benefits	(60,485)	(2,192)		(2,192)	(62,677)
Other Segment expenses	(29,381)	(1,144)		(1,144)	(30,525)
Interest income and other	6,548				6,548
Equity in joint venture gains (losses)		194	(79)	115	115

Total Segment expenses	(83,318)	(3,142)	(79)	(3,221)	(86,539)

Segment income	$38,436	$20,873	(79)	$20,794	$59,230

Depreciation and amortization	$5,032	$78	—	$78	$5,110

Year ended March 31, 2001:

	Barra Core	Barra Ventures

		POSIT
	Core	Joint Venture	Other	Total Ventures	Consolidated

Revenues:
Risk Management products	$112,121				$112,121
POSIT		21,070		21,070	21,070

Total Segment revenues	112,121	21,070	—	21,070	133,191

Compensation and Benefits	(55,466)	(1,462)		(1,462)	(56,928)
Other Segment expenses	(28,848)	(740)		(740)	(29,588)
Interest income and other	2,501				2,501
Equity in joint venture gains (losses)		183	(24)	159	159

Total Segment expenses	(81,813)	(2,019)	(24)	(2,043)	(83,856)

Segment income	$30,308	$19,051	(24)	$19,027	$49,335

Depreciation and amortization	$6,230	$75	—	$75	$6,305

Revenues are distributed to geographic areas based on the country in which the Barra sales office is located. For all years presented, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

The following table presents a summary of revenue and long-lived assets by geographic region as of and for the years ended March 31, 2003, 2002 and 2001 (in thousands):

	2003		2002		2001

		Long Lived		Long Lived		Long Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

Americas:
United States	$75,489	$42,681	$79,249	$21,875	$71,033	$30,455
Other	4,159	52	4,122	52	3,833	47

Total Americas	79,648	42,733	83,371	21,927	74,866	30,502

Europe and Africa:
United Kingdom	27,633	1,346	28,796	1,524	25,369	1,692
Germany	8,212	46	7,853	42	7,092	62
Other	854	37	1,203	25	2,613	32

Total Europe and Africa	36,699	1,429	37,852	1,591	35,074	1,786

Asia and Australia:
Japan	19,436	3,966	19,062	4,082	17,810	4,082
Other	5,313	3,416	5,484	393	5,441	162

Total Asia and Australia	24,749	7,382	24,546	4,475	23,251	4,244

Total	$141,096	$51,544	$145,769	$27,993	$133,191	$36,532

Note 12 - Contingencies

The Company is subject to various legal proceedings and claims either asserted or unasserted arising in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, it is management’s opinion that the results of any such legal matters will not be material to the Company’s consolidated financial statements.

Note 13 – Subsequent Event - Restructuring Charge

On April 3, 2003, the Company announced plans to reduce its workforce by approximately 9%. Barra expects to record a restructuring charge related to severance and other costs of approximately $2 million in the quarter ended June 30, 2003.

Note 14 - Selected Quarterly Financial Data (in thousands, except per share data - unaudited)

Year Ended March 31, 2003	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total operating revenues	$36,227	$35,186	$34,903	$34,780
Total operating revenues net of operating expenses	$9,992	$10,773	$11,085	$11,410
Net income	$6,648	$8,625	$8,965	$9,728
Net income per share - diluted	$0.33	$0.42	$0.43	$0.44
Year Ended March 31, 2002	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total operating revenues	$36,894	$37,032	$35,682	$36,161
Total operating revenues net of operating expenses	$14,472	$13,640	$12,381	$12,074
Net income	$14,793	$10,990	$82,250	$10,260
Net income per share - diluted	$0.66	$0.50	$3.62	$0.45

Income per share calculations for each of the quarters is based on the weighted average common and common equivalent shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year income per share amount.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                          FINANCIAL DISCLOSURES

Not applicable.

PART III

We have omitted from this Report certain information required by Part III as we intend to file our definitive Proxy Statement for our 2003 Annual Meeting in accordance with Regulation 14A not later than 120 days after the end of the year covered by this Form 10-K, and certain information in the Proxy Statement is incorporated herein by reference. Only those sections of the 2003 Proxy Statement that specifically address the items set forth below are incorporated by reference and such incorporation does not include other information contained in the 2003 Proxy Statement, including but not limited to the Performance Graph or the Report of the Audit Committee of the Board of Directors.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The information regarding our directors required by this Item 10 is incorporated by reference to the information set forth in our 2003 Proxy Statement under the headings “Proposal No. 1 - Election of Directors - Nominees, Business Experience of the Directors, and Board Meetings and Committees.”

Executive Officers of the Registrant

The information regarding our Executive Officers required by this Item 10 is included at the end of Part I of this Form 10-K under the caption “Executive Officers of the Registrant”, as permitted by General Instruction G.3 of Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information regarding compliance with Section 16(a) of the Exchange Act required by this Item 10 is incorporated by reference to the information set forth in our 2003 Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth in our 2003 Proxy Statement under the headings “Director Compensation,” “Executive Compensation” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the information set forth in our 2003 Proxy Statement under the headings “Principal Stockholders and Share Ownership by Management” and “Equity Compensation Plan Information.”

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth in our 2003 Proxy Statement under the heading “Executive Compensation - Compensation Committee Interlocks, Insider Participation and Other Transactions.”

ITEM 14.      CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

ITEM 15.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 15 is incorporated by reference to the information set forth in our 2003 Proxy Statement under the headings “Proposal No. 3 – Approval of Independent Auditors – Independent Auditor Fees” and “Proposal No. 3 – Approval of Independent Auditors – Audit Committee Pre-Approval Policies.”

PART IV

ITEM 16.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(3)	Exhibits.

Exhibit
Number	Description of Exhibit

2.1	Acquisition Agreement, dated as of June 15, 2001, by and among Barra, Inc., Symphony Asset Management, Inc., Maestro LLC, the Company Principals (as defined therein), Symphony Asset Management LLC and The John Nuveen Company (incorporated by reference to Exhibit No. 2.1 of our Form 8-K filed with the Securities Exchange Commission on June 18, 2001.

3.1	Certificate of Incorporation of Barra, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Barra, Inc. (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24, 2001).

3.3	Amended and Restated Bylaws of Barra, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-1 (No. 33-42951), filed with the Securities Exchange Commission on August 20, 1991, as amended).

4.2	Preferred Stock Rights Agreement, dated as of August 15, 2001, between Barra, Inc. and Mellon Investor Services LLC, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits B, and C, respectively (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24th, 2001).

Exhibit
Number	Description of Exhibit

4.3	Amendment No. 1 to the Preferred Stock Rights Agreement, dated as of dated as of February 12, 2003, between Barra, Inc. and the Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 14, 2003.

10.1	POSIT Joint Venture Agreement, dated October 1, 1987, between Barra, Inc. and Jefferies & Company, Inc. and related Exclusive Software License Agreement, dated as of October 1, 1987, and amended as of August 1990 (incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1 (No. 33-42951), filed with the Securities Exchange Commission on August 20, 1991, as amended).

10.2	Letter of Credit by Wells Fargo Bank, National Association to Barra, Inc. (incorporated by reference to exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.3	Barra, Inc. Net Office Lease, dated as of May 21, 1996, by and between Barra, Inc. and First Milvia, LLC (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.4	Barra Stock Option Plan and Amendment No. 1 thereto (incorporated by reference to Exhibit No. 4.3 of our Registration Statement on Form S-8 (File No. 333-35379) filed with the Securities Exchange Commission on September 11, 1997). (1)

10.5	Amendment No. 2 to Barra Stock Option Plan dated January 28, 1999 (incorporated by reference to Exhibit No. 4.3 to our registration statement on Form S-8 filed January 29, 1999 (File No. 333-35379)). (1)

10.6	1996 Employee Stock Purchase Plan, as amended.

10.7	Form of Stock Purchase Agreement under 1996 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 (File No. 333-10259) filed with the Securities Exchange Commission on August 15, 1996).

10.8	Form of Officers’ Stock Purchase Agreement under 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 (File No. 333-10259) filed with the Securities Exchange Commission on August 15, 1996). (1)

10.9	Barra Directors Option Plan, as amended. (1)

10.10	Form of Stock Option Agreement under the Barra Directors Option Plan (incorporated by reference to Exhibit No. 4.4 of our Registration Statement on Form S-8 (File No. 333-35381) filed with the Securities Exchange Commission on September 11, 1997). (1)

10.11	2000 Equity Participation Plan of Barra, Inc. (incorporated by reference to Exhibit No. 4.1 to our registration statement on Form S-8 filed September 8, 2000 (File No. 333-45392)).

10.12	Form of Indemnification Agreement between Barra, Inc. and its officers and directors (incorporated by reference to Exhibit D to the Proxy Statement for the Barra, Inc. 1998 Annual Meeting of Shareholders filed June 25, 1998).

10.13	Secured Promissory Note of Robert L. Honeycutt dated January 30, 2002 (incorporated by reference to the Statement on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001).

Exhibit
Number	Description of Exhibit

13.1	2003 Annual Report to Shareholders of Barra, Inc. (which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Securities Exchange Commission and is not to be deemed “filed”).

21.1	List of Subsidiaries of Barra, Inc. (electronic filing only)

23.1	Consent of Deloitte & Touche LLP (electronic filing only)

99.1	Certification of Kamal Duggirala, Chief Executive Officer of Barra, Inc., pursuant to 18 U.S.C. § 1350 (this exhibit is furnished solely for the information of the Securities Exchange Commission and shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

99.2	Certification of Greg Stockett, Chief Financial Officer of Barra, Inc., pursuant to 18 U.S.C. § 1350 (this exhibit is furnished solely for the information of the Securities Exchange Commission and shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a).

Except as otherwise indicated, the exhibits listed above are filed as part of, or are incorporated by reference into, this Report. Copies of this Report will be furnished without charge upon written request to any stockholder. Copies of the exhibits listed above will be furnished upon written request at reasonable cost to any stockholder. Such requests should be sent to Barra, Inc., 2100 Milvia Street, Berkeley, CA 94704, Attention: Bruce Ledesma, General Counsel.

(b)	Reports on Form 8-K:

On February 14, 2003, we filed a Current Report on Form 8-K with the SEC. The Form 8-K reported an amendment to our Preferred Stock Rights Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barra, Inc.

By: Name: Title: Date:	/s/Greg Stockett Greg Stockett Chief Financial Officer June 26, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Kamal Duggirala and Greg Stockett, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. George Battle A. George Battle	Director	June 26, 2003

/s/ Kamal Duggirala Kamal Duggirala	Chief Executive Officer (Principal Executive Officer) and Director	June 26, 2003

/s/ M. Blair Hull M. Blair Hull	Director	June 26, 2003

/s/ Greg Stockett Greg Stockett	Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2003

/s/ Norman J. Laboe Norman J. Laboe	Director	June 26, 2003

/s/ Clyde Ostler Clyde Ostler	Director	June 26, 2003

/s/ Andrew Rudd Andrew Rudd	Director and Chairman	June 26, 2003

Barra, Inc.

CEO Certification

I, Kamal Duggirala, certify that:

1.     I have reviewed this annual report on Form 10-K of Barra, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003

/s/ Kamal Duggirala

Kamal Duggirala
Chief Executive Officer

Barra, Inc.

CFO Certification

I, Greg Stockett, certify that:

1.     I have reviewed this annual report on Form 10-K of Barra, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003

/s/ Greg Stockett

Greg Stockett
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Acquisition Agreement, dated as of June 15, 2001, by and among Barra, Inc., Symphony Asset Management, Inc., Maestro LLC, the Company Principals (as defined therein), Symphony Asset Management LLC and The John Nuveen Company (incorporated by reference to Exhibit No. 2.1 of our Form 8-K filed with the Securities Exchange Commission on June 18, 2001).

3.1	Certificate of Incorporation of Barra, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Barra, Inc. (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24, 2001).

3.3	Amended and Restated Bylaws of Barra, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-1 (No. 33-42951), filed with the Securities Exchange Commission on August 20, 1991, as amended).

4.2	Preferred Stock Rights Agreement, dated as of August 15, 2001, between Barra, Inc. and Mellon Investor Services LLC, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits B, and C, respectively (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24th, 2001).

4.3	Amendment No. 1 to the Preferred Stock Rights Agreement, dated as of dated as of February 12, 2003, between Barra, Inc. and the Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 14, 2003).

10.1	POSIT Joint Venture Agreement, dated October 1, 1987, between Barra, Inc. and Jefferies & Company, Inc. and related Exclusive Software License Agreement, dated as of October 1, 1987, and amended as of August 1990 (incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1 (No. 33-42951), filed with the Securities Exchange Commission on August 20, 1991, as amended).

10.2	Letter of Credit by Wells Fargo Bank, National Association to Barra, Inc. (incorporated by reference to exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.3	Barra, Inc. Net Office Lease, dated as of May 21, 1996, by and between Barra, Inc. and First Milvia, LLC (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.4	Barra Stock Option Plan and Amendment No. 1 thereto (incorporated by reference to Exhibit No. 4.3 of our Registration Statement on Form S-8 (File No. 333-35379) filed with the Securities Exchange Commission on September 11, 1997). (1)

Exhibit
Number	Description of Exhibit

10.5	Amendment No. 2 to Barra Stock Option Plan dated January 28, 1999 (incorporated by reference to Exhibit No. 4.3 to our registration statement on Form S-8 filed January 29, 1999 (File No. 333-35379)). (1)

10.6	1996 Employee Stock Purchase Plan, as amended.

10.7	Form of Stock Purchase Agreement under 1996 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 (File No. 333-10259) filed with the Securities Exchange Commission on August 15, 1996).

10.8	Form of Officers’ Stock Purchase Agreement under 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 (File No. 333-10259) filed with the Securities Exchange Commission on August 15, 1996). (1)

10.9	Barra Directors Option Plan, as amended. (1)

10.10	Form of Stock Option Agreement under the Barra Directors Option Plan (incorporated by reference to Exhibit No. 4.4 of our Registration Statement on Form S-8 (File No. 333-35381) filed with the Securities Exchange Commission on September 11, 1997). (1)

10.11	2000 Equity Participation Plan of Barra, Inc. (incorporated by reference to Exhibit No. 4.1 to our registration statement on Form S-8 filed September 8, 2000 (File No. 333-45392)).

10.12	Form of Indemnification Agreement between Barra, Inc. and its officers and directors (incorporated by reference to Exhibit D to the Proxy Statement for the Barra, Inc. 1998 Annual Meeting of Shareholders filed June 25, 1998).

10.13	Secured Promissory Note of Robert L. Honeycutt dated January 30, 2002 (incorporated by reference to the Statement on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001).

13.1	2003 Annual Report to Shareholders of Barra, Inc. (which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Securities Exchange Commission and is not to be deemed “filed”).

21.1	List of Subsidiaries of Barra, Inc. (electronic filing only).

23.1	Consent of Deloitte & Touche LLP (electronic filing only).

99.1	Certification of Kamal Duggirala, Chief Executive Officer of Barra, Inc., pursuant to 18 U.S.C. § 1350 (this exhibit is furnished solely for the information of the Securities Exchange Commission and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

99.2	Certification of Greg Stockett, Chief Financial Officer of Barra, Inc., pursuant to 18 U.S.C. § 1350 (this exhibit is furnished solely for the information of the Securities Exchange Commission and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a).

2