Form 10-Q
period 2003-06-30
BARRA INC /CA
filed 2003-08-12
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) YES [X] NO [   ]

The number of shares of the registrant's Common Stock outstanding as of August 4, 2003 was 19,244,660.

Exhibit Index is located on page 38

BARRA, INC.
Report On Form 10-Q For The
Quarter Ended June 30, 2003
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

                                                       June 30,      March 31,
                                                        2003           2003
                                                    -------------  -------------
                                                     (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents........................      $40,694        $26,848
  Investments in marketable equity trading
    securities.....................................       15,068         15,025
  Investments in marketable debt securities
    available-for-sale.............................      158,585        158,238
  Accounts receivable (less allowance for doubtful
  accounts of $812 and $916):
    Risk Management products.......................        7,621          9,379
    Related parties - POSIT royalties...............       4,284          2,975
  Prepaid expenses.................................        3,054          2,165
                                                    -------------  -------------
    Total current assets...........................      229,306        214,630
                                                    -------------  -------------
Investments in unconsolidated companies............        3,343          3,358
Premises and Equipment:
  Computer and office equipment....................       14,677         14,482
  Furniture and fixtures...........................        4,959          4,948
  Leasehold improvements...........................        7,836          7,710
                                                    -------------  -------------
    Total premises and equipment...................       27,472         27,140
Less accumulated depreciation and amortization.....      (19,533)       (18,510)
                                                    -------------  -------------
                                                           7,939          8,630
Deferred tax assets................................        5,266          5,509
Computer software (less accumulated amortization
  of $3,675 and $3,481)............................        1,197          1,156
Other assets.......................................        1,486          1,391
Goodwill and other intangibles (less accumulated
  amortization of $6,175 and $5,825)...............       34,508         34,858
                                                    -------------  -------------
Total..............................................     $283,045       $269,532
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................         $741           $929
  Due to related party.............................          600          1,106
  Accrued expenses payable:
    Accrued compensation...........................        4,122          8,334
    Accrued income taxes...........................       10,881          8,630
    Other accrued expenses.........................        7,706          7,808
  Unearned revenues................................       39,582         32,253
                                                    -------------  -------------
    Total current liabilities......................       63,632         59,060
                                                    -------------  -------------
Deferred tax liabilities...........................        6,892          6,951

STOCKHOLDERS' EQUITY:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value; 75,000,000
   shares authorized; 19,226,905 and 19,145,965
   shares issued and outstanding...................            2              2
  Additional paid-in capital.......................       85,086         83,528
  Retained earnings................................      126,985        119,440
  Accumulated other comprehensive income ..........          448            551
                                                    -------------  -------------
    Total stockholders' equity.....................      212,521        203,521
                                                    -------------  -------------
Total..............................................     $283,045       $269,532
                                                    =============  =============

The accompanying notes are an integral part of the BARRA, Inc. Condensed Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except for share and per share amounts)

                                                Three Months Ended
                                                     June 30,
                                           -------------------------
                                               2003         2002
                                           ------------ ------------
                                           (Unaudited)  (Unaudited)
Operating Revenues:

  Risk management products.....                $32,741      $29,661
  POSIT........................                  4,253        5,119
                                           ------------ ------------
    Total operating revenues...                 36,994       34,780
                                           ------------ ------------
Operating Expenses:
  Communications, data and
    seminar ...................                  2,217        2,015
  Compensation and benefits....                 17,656       14,910
  Occupancy ...................                  1,863        1,547
  Amortization of acquired
    intangibles................                    350            --
  Other operating expenses.....                  3,992        4,898
  Restructuring Charges........                  2,466            --
                                           ------------ ------------
    Total operating expenses...                 28,544       23,370
                                           ------------ ------------
Interest Income and Other......                    875        2,678
                                           ------------ ------------
Income Before Equity in Income
  of Unconsolidated Investees,
  Income Taxes and Discontinued
  Operations...................                  9,325       14,088
Equity in Income of
  Unconsolidated Investees.....                     53            --
                                           ------------ ------------
Income Before Income Taxes and
  Discontinued Operations......                  9,378       14,088

Income Taxes...................                 (3,000)      (4,360)
                                           ------------ ------------
Income from Continuing
  Operations...................                  6,378        9,728
                                           ------------ ------------
Discontinued Operations:
  Gain on sale, net of
  income taxes................                   1,167            --
                                           ------------ ------------
Net Income                                      $7,545       $9,728
                                           ============ ============
Income Per Share:

Continuing operations:
  Basic........................                  $0.33        $0.46
                                           ============ ============
  Diluted......................                  $0.32        $0.44
                                           ============ ============

Discontinued operations -
  gain on sale, net of income
  taxes:
  Basic........................                  $0.06        $0.00
                                           ============ ============
  Diluted......................                  $0.06        $0.00
                                           ============ ============

Net income:
  Basic........................                  $0.39        $0.46
                                           ============ ============
  Diluted......................                  $0.38        $0.44
                                           ============ ============

Shares used in net income per
  share calculation:
  Basic........................             19,177,990   21,192,084
                                           ============ ============
  Diluted......................             19,802,685   22,122,587
                                           ============ ============

The accompanying notes are an integral part of the BARRA, Inc. Condensed Consolidated Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                          Three Months Ended
                                                               June 30,
                                                   ----------------------------
                                                       2003           2002
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................       $7,545         $9,728
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in income of investees................          (53)             --
     Depreciation and amortization................        1,604          1,310
     Unrealized gains(losses) on marketable equity
       securities held for sale...................          (43)           149
     Deferred taxes...............................          184            484
     Gain on sale of discontinued operations, net
       of income taxes............................       (1,167)             --
     Other........................................          526            379
Changes in:
     Accounts receivable - Risk management products       1,758            208
     Accounts receivable - Related parties........       (1,309)           505
     Prepaid expenses.............................         (889)           408
     Other assets.................................          (95)          (355)
     Accrued income taxes.........................        1,536              --
     Accounts payable, due to related party
      and accrued expenses........................       (5,008)        (5,585)
     Unearned revenues............................        7,329          4,115
                                                   -------------  -------------
Net cash provided by operating activities.........       11,918         11,346
                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................         (622)          (486)
Sale(purchase) of marketable debt securities -
 available for sale, net..........................         (347)        42,860
Proceeds from sale of discontinued operations (net)       1,882              --
                                                   -------------  -------------
Net cash provided by investing activities                   913         42,374
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock................        1,015          2,476
Common stock repurchased..........................            --       (42,987)
                                                   -------------  -------------
Net cash provided by (used in) financing activities       1,015        (40,511)
                                                   -------------  -------------

Net Increase in Cash and Cash Equivalents                13,846         13,209
Cash and Cash Equivalents at Beginning of Period...      26,848         58,499
                                                   -------------  -------------
Cash and Cash Equivalents at End of  Period........     $40,694        $71,708
                                                   =============  =============

Other Cash Flow Information:
Cash paid during the period for:
     Income taxes.................................         $753         $2,982

The accompanying notes are an integral part of the BARRA, Inc. Condensed Consolidated Financial Statements

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

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of June 30, 2003 and the results of our operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2003 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (Form 10-K), but does not include all disclosures required by accounting principles generally accepted in the United States of America. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on investments in marketable debt securities. A summary of comprehensive income follows (in thousands):

                                          Three Months Ended June 30
                                           -------------------------
                                               2003         2002
                                           ------------ ------------
Net Income ..................                   $7,545       $9,728
Unrealized gain (loss) on
  investments in marketable
  debt securities available
  for sale...................                     (104)         366
                                           ------------ ------------
Comprehensive income ........                   $7,441      $10,094
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

Barra's business segments are organized on the basis of differences in their related products and services. The Core Business segment consists of developing, marketing and supporting risk management products and services. The Barra Ventures Business segment consists of investments, joint ventures or significant licensing arrangements that leverage the ideas and intellectual property of the Core Business. The POSIT joint venture is our most significant Ventures Business. POSIT licenses institutional trading systems that allow institutional investors to trade portfolios of securities directly with each other in a confidential environment.

Segment income from operations is defined as segment revenues net of segment expenses, and equity in joint venture gains and losses for the current year. Segment expenses include costs for sales and client support activities, the cost of delivering the product or service including data and data processing costs, and allocated amounts of depreciation and amortization. Segment expenses also include allocated portions of research and development and general and administrative expenses for the current year.

Segment income from operations differs from operating income as reported using GAAP due to the exclusion of restructuring charges and amortization of acquired intangibles.

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

The following tables present information about reported segments for the three month periods ended June 30, 2003 and 2002 (amounts in thousands):

For the three months ended June 30, 2003:

                               ------------- -----------------------------------------
                                BARRA CORE                 BARRA VENTURES
                               ------------- ----------------------------------------- -------------
                                                 POSIT                      Total
                                   Core      Joint Venture     Other       Ventures        Total
                               ------------- ------------- ------------- ------------- -------------

Risk Management Products.....       $32,741                                                 $32,741
POSIT........................                      $4,253                      $4,253         4,253
                               ------------- ------------- ------------- ------------- -------------
  Total segment revenues             32,741         4,253         --            4,253        36,994

Compensation and benefits....       (17,083)         (573)                       (573)      (17,656)
Other segment expenses.......        (7,926)         (146)                       (146)       (8,072)
Equity in net income (loss) of
  investees..................                          65           (12)           53            53
                               ------------- ------------- ------------- ------------- -------------
  Total segment expenses            (25,009)         (654)          (12)         (666)      (25,675)
                               ------------- ------------- ------------- ------------- -------------
Segment income (loss)                $7,732        $3,599          ($12)       $3,587       $11,319
                               ------------- ------------- ------------- ------------- -------------
Amortization of acquired
  intangibles................                                                                  (350)

Restructuring charges........                                                                (2,466)

Interest income and other....                                                                   875
                                                                                       -------------
Income before income taxes and
  discontinued operations....                                                                $9,378
                                                                                       =============
Depreciation and
  amortization...............        $1,586           $18         --              $18        $1,604

For the three months ended June 30, 2002:

                               ------------- -----------------------------------------
                                BARRA CORE                 BARRA VENTURES
                               ------------- ----------------------------------------- -------------
                                                 POSIT                      Total
                                   Core      Joint Venture     Other       Ventures        Total
                               ------------- ------------- ------------- ------------- -------------

Risk Management Products.....       $29,661                                                 $29,661
POSIT........................                      $5,119                      $5,119         5,119
                               ------------- ------------- ------------- ------------- -------------
  Total segment revenues             29,661         5,119         --            5,119        34,780

Compensation and benefits....       (14,584)         (326)                       (326)      (14,910)
Other segment expenses.......        (8,229)         (231)                       (231)       (8,460)
Equity in net income
  (loss) of investees........                          11           (11)            0             0
                               ------------- ------------- ------------- ------------- -------------
  Total segment expenses            (22,813)         (546)          (11)         (557)      (23,370)
                               ------------- ------------- ------------- ------------- -------------
Segment income (loss)                $6,848        $4,573          ($11)       $4,562       $11,410
                               ------------- ------------- ------------- ------------- -------------
Interest income and other....                                                                 2,678
                                                                                       -------------
Income before income taxes
  and discontinued operations                                                                14,088
                                                                                       =============
Depreciation and
  amortization...............        $1,284           $26         --              $26        $1,310

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment to FASB No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002. The disclosures required by SFAS No. 148 are included in our Condensed Consolidated Financial Statements or the accompanying Notes to our Condensed Consolidated Financial Statements. The Company is currently evaluating the various transition methods set forth in SFAS No. 148.

6. ACQUISITIONS

Barra acquired Financial Engineering Associates, Inc. (FEA), a developer of derivatives and risk analytics software for traders, risk managers, and financial analysts for a wide range of industries, on December 12, 2002 for $22.9 million in cash, plus approximately $5.8 million in assumed liabilities. Also, on December 23, 2002, we acquired Investment Performance Objects, Ltd. (IPO), an Australian company specializing in performance attribution products, for $3 million in cash, of which $2.4 million was paid on the acquisition date with the remaining amount recorded as due to a related party on the balance sheet. The acquisition price of FEA and IPO exceeded the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $20.0 million and $2.9 million, respectively. Approximately $3 million of the amount allocated to intangibles is expected to be deductible for income tax purposes.

Operating results of FEA and IPO are included in our financial statements from the date of the acquisition. Pro forma statements of income have not been presented because the effect of the acquisition was not material.

7. STOCK-BASED COMPENSATION

Stock-Based Awards to employees are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which is permitted by SFAS No. 123- Accounting for Stock-Based Compensation (SFAS No. 123). In December 2002, FASB issued SFAS No. 148- Accounting for Stock-Based Compensation- Transition and Disclosure - an amendment to FASB 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: weighted average expected life, 72 months for all periods presented; stock volatility, 32% for the June 2003 quarter and 44% for the same quarter a year ago; risk free interest rates, 3.1% for the June 2003 quarter and 4.8% for the same quarter a year ago; and no dividends during the expected term for all years. Had the computed fair values of the stock-based awards under our Stock Option Plans been amortized to expense over the vesting periods of the awards, pro forma amounts would have been as follows (in thousands, except for per share amounts):

                                    Three Months Ended
                                         June 30,
                                   -------------------
                                     2003      2002
                                   --------- ---------
Net income, as reported.........     $7,545    $9,728
Deduct Stock-based compensation
  Expense (net of income tax)...     (2,520)   (2,509)
                                   --------- ---------

Pro Forma net income............     $5,025    $7,219
                                   ========= =========
Per Share:

Basic, as reported                    $0.39     $0.46
Basic, pro forma                      $0.26     $0.34

Diluted, as reported                  $0.38     $0.44
Diluted, pro forma                    $0.25     $0.33

8. DISCONTINUED OPERATIONS

In addition to the $128 million in initial cash proceeds Barra received from the sale of its 50% ownership interest in Symphony Asset Management LLC (Symphony), we are eligible to receive up to an additional $12 million in contingent payments based on Symphony's business performance. In the current quarter, we received approximately $2.2 million related to these contingent payments. Approximately $1.4 million was received in the prior year.

9. RESTRUCTURING

During the current quarter the Company implemented a restructuring program, reducing its workforce by approximately 9%. Barra recorded a restructuring charge related to severance and other termination benefits of $2,466,000 in the current quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes (included elsewhere in this report), as well as with our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. This discussion and analysis and other parts of this Form 10-Q contain forward looking statements that involve risks and uncertainties, as well as assumptions made by us regarding our expectations and other future events. We make those forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For further information regarding how to identify forward looking statements and the factors that could cause actual results to differ, please refer to the information under the heading "RISK FACTORS" below. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is also important to remember that other factors besides those we mention could also adversely affect us and our business, operating results or financial condition.

Critical Accounting Policies and Estimates

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

The following table presents a summary of revenue by geographic region for the three months ended June 30, 2003 and 2002 (in thousands). Revenues are distributed to geographic areas based on the country in which the Barra sales office is located:

                                         2003                          2002
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
Americas:
United States............       $20,428             55%       $18,999             55%
Other....................         1,072              3          1,036              3
                          -------------- -------------- -------------- --------------
Total Americas...........        21,500             58         20,035             58
                          ============== ============== ============== ==============

Europe and Africa:
United Kingdom...........         7,989             22          6,316             18
Germany..................         1,756              5          2,088              6
Other....................           153              --           256              1
                          -------------- -------------- -------------- --------------
Total Europe and Africa..         9,898             27          8,660             25
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         4,214             11          4,764             14
Other....................         1,382              4          1,321              3
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         5,596             15          6,085             17
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $36,994            100%       $34,780            100%
                          ============== ============== ============== ==============

All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. Our management has implemented a hedging program designed to partially mitigate our exposure to foreign currency fluctuations through the use of forward commitments to sell certain foreign currencies. This hedging program is specifically designed to hedge our net assets denominated in pounds, euros and yen. Gains and losses related to the hedges are recorded in current operating results.

For the three month period ended June 30, 2003, when compared to the same period a year ago, the U.S. dollar weakened against the pound, euro and yen. This had the net effect of increasing net revenues and net income by approximately $1,057,000 and $606,000, respectively, compared to exchange rates in effect for the three month period ended June 30, 2002.

Under current operating arrangements in the countries in which we do business (other than Brazil), there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company. In Brazil, our local subsidiary is required to register exchange agreements with the Brazilian Central Bank.

Liquidity and Capital Resources

As of June 30, 2003, our principal sources of liquidity were our cash and cash equivalents, marketable equity securities held for trading, and marketable debt securities available-for-sale totaling $214 million, representing an increase of $14 million from March 31, 2003. This increase is primarily attributable to cash collections on client accounts. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $25 million, of which no amounts have been, or are presently anticipated to be, drawn down on that line of credit.

During the quarter ended June 30, 2003 we generated $11.9 million of cash from operating activities as compared to $11.3 million for the same period a year ago. Cash flows from operating activities continues to be our principal means of generating cash.

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet cash requirements for capital expenditures and other cash needs for ongoing business operations and existing financial commitments.

Principal Financial Commitments

Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities. Other than commitments described in this discussion and analysis and in the financial statements and notes, we have no present binding understandings or commitments with respect to any significant capital expenditures. On November 7, 2002, our Board of Directors authorized Barra to repurchase up to 1,500,000 shares of our Common Stock pursuant to our stock repurchase plan (inclusive of all previously authorized amounts that had not been repurchased). As of August 1, 2003, 754,800 remain authorized to be repurchased. We are under no commitment to purchase any shares under our stock repurchase plan.

RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income and operating segment results for the three month periods ended June 30, 2003 and June 30, 2002.

Core Business- Risk Management

Revenues:

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

Revenues from risk management products consist of annual subscription fees to portfolio and enterprise risk management (ERM) products, license and maintenance fees on FEA products and royalty and other related revenues. A summary of the components of these revenues is as follows (amounts in thousands):

Three Months Ended June 30,

                               2003      2002    % Change
                             --------- --------- --------
Core product subscriptions..  $29,806   $28,340        5
Implementation fees.........      322       350       (8)
Royalty and other...........      764       971      (21)
FEA revenue.................    1,849         --      100
                             --------- --------- --------
TOTAL.......................  $32,741   $29,661       10
                             ========= ========= ========

Core product subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related data updates. We generally bill and collect fees on an annual basis, but recognize the revenue 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients and increasing revenues from existing customers through the introduction of new products, features, users and other services. Annual subscription revenue for the quarter ended June 30, 2003 increased $1,466,000 or 5% compared to the same quarter a year ago. Excluding the impact of changes in foreign currency translation rates, subscription revenues in the current quarter increased 1% compared to the same quarter a year ago.

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

Royalty and other revenues include seminar and other one-time fees. The decrease in the current quarter compared to the same quarter a year ago reflects lower seminar revenues resulting from fewer events being held.

FEA revenue represents license and maintenance fees from our FEA subsidiary, which Barra acquired in December 2002. FEA develops derivative and risk analytics software for traders, risk managers and financial analysts, focusing on the energy, financial and commodities markets. Product license revenues for the quarter ended June 30, 2003 were $0.9 million and related maintenance revenues were $0.9 million.

Expenses:

A summary of core operating expenses is as follows (amounts in thousands):

Three Months Ended June 30,

                               2003      2002    % Change
                             --------- --------- --------
Communication, data and
  seminar costs.............   $2,210    $2,011       10
Compensation and benefits...   17,083    14,584       17
Occupancy...................    1,789     1,490       20
Amortization of acquired
  intangibles...............      350         --      100
Other operating expenses....    3,926     4,728      (17)
Restructuring charges.......    2,466         --      100
                             --------- --------- --------
TOTAL.......................  $27,824   $22,813       22
                             ========= ========= ========

Communication, data and seminar costs consist of computer access and communication charges, software and data costs, computer leasing and seminar expenses. This component of expense increased $199,000 or 10% compared to the same quarter a year ago. The increase in the current quarter primarily reflects higher purchased data and software-related costs, offset by lower seminar costs.

Compensation and benefits increased $2,499,000 or 17% compared to the same quarter a year ago. The increase reflects the effect on wages of increased headcount (largely due to the acquisition of FEA) and scheduled wage increases. Excluding FEA, compensation and benefits increased $1,216,000 or 8%.

Occupancy expense increased $299,000 or 20% compared to the same quarter a year ago. The increase is due primarily to rental costs for office space housing FEA employees, along with higher rental costs for existing offices.

Amortization of acquired intangibles reflects expense related to intangibles with estimated remaining useful lives acquired through the FEA and IPO transactions. These intangibles are being amortized over two to six years. At the beginning of fiscal 2002, we adopted SFAS No. 142 - Goodwill and Other Intangible Assets (SFAS No. 142), which prohibits the amortization of goodwill and indefinite-lived intangible assets. SFAS No. 142 requires these assets to be tested annually for impairment. Prior to April 1, 2002 goodwill was amortized over the estimated useful life of the assets.

Other operating expenses decreased $802,000 or 17% compared to the same quarter a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, marketing, advertising, insurance, outside legal and accounting services, foreign currency translation gains and losses, and other corporate expenses. The decrease is primarily the result of lower marketing, travel and internal meeting costs, offset by increases in insurance expenses.

Restructuring charges represent costs, primarily severance, associated with a workforce reduction of approximately 9% of employees implemented in April 2003.

POSIT

Revenues:

POSIT revenues decreased $866,000 or 17% compared to the same quarter a year ago. Our revenues from POSIT come from royalties based on commissions generated by the trading volume in the various POSIT systems. The decline in POSIT revenues reflects principally the impact of lower trading volumes on the POSIT trading systems due to lower overall market trading volumes and increased price competition.

Expenses:

A summary of POSIT operating expenses is as follows (amounts in thousands):

Three Months Ended June 30,

                               2003      2002    % Change
                             --------- --------- --------
Communication, data and
  seminar costs.............       $7        $4       75
Compensation and benefits...      573       326       76
Occupancy...................       74        57       30
Other operating expenses....       66       170      (61)
                             --------- --------- --------
TOTAL.......................     $720      $557       29
                             ========= ========= ========

Compensation and benefits increased $247,000 or 76% from the same quarter a year ago. This increase resulted primarily from higher consulting and commission costs in the current quarter.

Occupancy costs increased $17,000 or 30% compared to the same quarter a year ago. The increase was due to increased rental and utility costs in the office where POSIT personnel are housed.

Other operating expenses decreased $104,000 or 61% compared to the same quarter a year ago. The decrease is due to lower travel and support costs.

Equity in Income and Loss of Investees

Equity in income and loss of investees represents net gains from our equity investment in Australian POSIT.

Other Ventures

Equity in income and loss of investees represents net losses from our equity investment in Risk Reporting Limited.

Interest Income and Other

Interest income and other decreased $1,803,000 or 67% compared to the same quarter a year ago. The decrease in the current quarter is due to lower realized gains related to the sale of investments in marketable debt securities available for sale as a part of restructuring the investment portfolio in June 2002.

Income Taxes

Our tax rate on income from continuing operations for the quarter ended June 30, 2003 was approximately 32% compared to 31% for the same quarter last year.

Discontinued Operations - Gain on Sale, net

In addition to the $128 million in initial cash proceeds Barra received from the sale of its 50% ownership interest in Symphony Asset Management LLC (Symphony), we are eligible to receive up to an additional $12 million in contingent payments based on Symphony's business performance. In the current quarter, we received approximately $2.2 million related to these contingent payments. Approximately $1.4 million was received in the prior year.

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

Although they do not constitute a material portion of our total revenues, sales of financial analytics by our FEA subsidiary potentially are subject to greater variability than our other product revenues. FEA sales generally are made on a one- time perpetual license fee basis, and the fees from these perpetual licenses are recorded as revenues in the quarter in which the sale is completed. As a result, Core Business revenues from the sale of FEA products can be subject to quarterly fluctuations depending on our ability to close business in any particular quarter.

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

  Ventures Business - Diverse factors cause variability of operating results in our POSIT Venture Business. The several POSIT systems can experience and have experienced major fluctuations in trading volume. Since approximately 11% of our operating revenue in the first quarter and nearly all of our Venture Business income in the first quarter came from this venture, these fluctuations can have and have had a significant impact on our revenue and operating income. POSIT trading volume is also directly affected by factors such as economic and political conditions that may lead to decreased trading activity and commission prices in the securities markets generally. For example, our revenues from POSIT declined 29% in fiscal 2003 as compared to the prior fiscal year, reflecting decreased trading activity that was largely attributable to the difficult market conditions and major declines in trading volumes during fiscal 2003. The future economic environment will be subject to periodic downturns, such as recessions. As we actually saw in fiscal 2003, these downturns could result in substantially reduced trading volume and prices, which could materially harm our revenue and operating income.

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

International Operations

In the first quarter of fiscal 2004 over 42% of our revenues came from customers outside the United States. We anticipate that revenues from customers outside the U.S. will continue to be a significant part of our total revenues for the foreseeable future. Sales and operations outside the U.S. are subject to unique risks, including:

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

Risks Associated with Business Combinations and Divestitures

As part of our overall strategy, we may continue to divest ourselves of certain businesses and assets, to acquire or invest in complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other businesses. For example, in fiscal 2003 we acquired two businesses - Financial Engineering Associates, Inc. (FEA) and Investment Performance Objects Pty Ltd. (IPO).

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

    most of the software in our products is dependent upon (and of little value without) continuing access to the historical and current data in our proprietary databases; and

    the nature of our proprietary database, aggregated and derived over the course of a quarter century, makes it extremely difficult to replicate.

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

  timing of new product announcements;

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

  ATS - Our joint venture partner ITG currently operates POSIT and TriAct as part of its broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT nor TriAct are registered with the SEC as an exchange. There can be no assurances that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT or TriAct. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems. Any such additional regulations or laws could undermine the feasibility of operating POSIT or TriAct. Loss of POSIT revenues would materially adversely affect our financial condition and results of operations.

  Soft Dollars - Soft dollars are received from U.S. brokers who direct us to provide Core Business products to designated clients in the United States. These clients are money managers, fund sponsors and consultants using commissions generated by their advised accounts with the broker to obtain investment research and brokerage services. Funds used by the U.S. brokers to pay for the services are referred to in the securities industry as "soft dollars." For several years the investment community has debated the purchase of goods and services with soft dollars, and the practice is regulated in the U.S. by the SEC and the Department of Labor. Legal or regulatory changes may restrict or prohibit us from providing services to money managers in exchange for soft dollars. Such changes could have a material adverse effect on our business, financial condition, or results of operations.

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

Possible Adverse Effects of Option Exercises

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of Barra common stock could decline. At June 30, 2003, there were outstanding vested and exercisable options to purchase approximately 1.9 million shares of Barra common stock issued under various Barra stock option plans. As of that date, options (vested and unvested) to purchase about 2.6 million shares of Barra Common Stock had exercise prices below our closing common stock price on the last trading date of the fiscal quarter, June 30, 2003 ($35.77).

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

Impact of Legal and Regulatory Proceedings

Elsewhere in this Form 10-Q and in our most recent Form 10-K, we have made various disclosures regarding litigation proceedings, as well as the possibility of certain other legal and regulatory proceedings. See "Legal Proceedings" below. Many factors may affect the outcome of such proceedings. Accordingly, until such proceedings are finally resolved, it is difficult to determine the likelihood of a favorable outcome, the direct and indirect costs associated with the proceeding, or, in the event of an unfavorable outcome, the amount of any loss. Any proceeding, even if the outcome were to be ultimately favorable to us, could involve a significant commitment of our management, personnel, financial and other resources. This alone could have a material adverse effect on our business, financial condition, or results of operations.

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $40.1 million at June 30, 2003 with an average interest rate of 0.9%. At June 30, 2003, the portfolio also had approximately $158.6 million of short-term, U.S.-backed debt securities with an average taxable equivalent interest rate of 1.94%. The short-term money market funds are not insured and, because of the short-term nature of the investments, are subject to credit risk, but are not likely to fluctuate significantly in market value.

Equity Market Risk

We had approximately $15.1 million at June 30, 2003 invested in investment products managed by our former Symphony venture. These investments are in primarily market-neutral programs, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

We have a hedging program in place which is designed to reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. At June 30, 2003, we had one contract to sell 500 million yen at 120.17, maturing on August 4, 2003. Also at June 30, 2003, we had one contract to sell 5 million euro at 1.1371, maturing on August 4, 2003. Additionally, at June 30, 2003, we had one contract to sell 5 million pounds at 1.6385, maturing on August 4, 2003. We enter into forward currency contracts only with approved counter-parties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

We have no foreign debt and our non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by SEC Rule 13a - 15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

All information that is required by this item was reported under the heading "Legal Proceedings" in our Form 10-K for the fiscal year ended March 31, 2003. There have been no other material legal proceedings initiated since the date of our Form 10-K. From time to time, we may be involved in litigation incidental to the conduct of our business. Except as otherwise disclosed in our periodic filings, we are not currently a party to any legal proceedings that are material to our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Barra, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Barra, Inc. (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24, 2001).

3.3	Amended and Restated Bylaws of Barra, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-1 (No. 33-42951), filed with the Securities Exchange Commission on August 20, 1991, as amended).

4.2	Preferred Stock Rights Agreement, dated as of August 15, 2001, between Barra, Inc. and Mellon Investor Services LLC, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits B, and C, respectively (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24th, 2001).

4.3	Amendment No. 1 to the Preferred Stock Rights Agreement, dated as of February 12, 2003, between Barra, Inc. and the Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 14, 2003).

10.9	Directors Option Plan, as amended.
31.1	Certifications of Kamal Duggirala, Chief Executive Officer of Barra, Inc., and Greg Stockett, Chief Financial Officer of Barra, Inc., pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certifications of Kamal Duggirala, Chief Executive Officer of Barra, Inc., and Greg Stockett, Chief Financial Officer of Barra, Inc., pursuant to 18 U.S.C. 1350 (this exhibit is furnished solely for the information of the Securities Exchange Commission and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

(b) Reports on Form 8-K:

On April 24, 2003, the registrant filed a Current Report on Form 8-K announcing its financial results for the fiscal year ended March 31, 2003, and attaching its press release dated April 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Barra has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRA, Inc.

(Registrant)

Dated: August 12, 2003

By:	/s/ Kamal Duggirala

Kamal Duggirala
Chief Executive Officer

Dated: August 12, 2003

By:	/s/ Greg Stockett

Greg Stockett
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Barra, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Barra, Inc. (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24, 2001).

3.3	Amended and Restated Bylaws of Barra, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-1 (No. 33-42951), filed with the Securities Exchange Commission on August 20, 1991, as amended).

4.2	Preferred Stock Rights Agreement, dated as of August 15, 2001, between Barra, Inc. and Mellon Investor Services LLC, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits B, and C, respectively (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24th, 2001).

4.3

Amendment No. 1 to the Preferred Stock Rights Agreement, dated as of February 12, 2003, between Barra, Inc. and the Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 14, 2003).

10.9	Directors Option Plan, as amended.
31.1	Certifications of Kamal Duggirala, Chief Executive Officer of Barra, Inc., and Greg Stockett, Chief Financial Officer of Barra, Inc., pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certifications of Kamal Duggirala, Chief Executive Officer of Barra, Inc., and Greg Stockett, Chief Financial Officer of Barra, Inc., pursuant to 18 U.S.C. 1350 (this exhibit is furnished solely for the information of the Securities Exchange Commission and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).