Form 10-Q
period 2003-09-30
BARRA INC /CA
filed 2003-11-13
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-19690

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

The number of shares of the registrant's Common Stock outstanding as of November 3, 2003 was 19,437,258.

Exhibit Index is located on page 42

BARRA, INC.
Report On Form 10-Q For The
Quarter Ended September 30, 2003
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share amounts)

                                                     September 30,   March 31,
                                                        2003           2003
                                                    -------------  -------------
                                                     (Unaudited)
                            ASSETS
Current Assets:
  Cash and cash equivalents........................      $36,505        $26,848
  Investments in marketable equity trading
    securities.....................................       15,165         15,025
  Investments in marketable debt securities
    available-for-sale.............................      177,615        158,238
  Accounts receivable (Less allowance for doubtful
  accounts of $752 and $916):
    Risk management products.......................        7,533          9,379
    Related parties-POSIT royalties................        4,987          2,975
  Prepaid expenses.................................        2,391          2,165
                                                    -------------  -------------
    Total current assets...........................      244,196        214,630
                                                    -------------  -------------
Investments in Unconsolidated Companies............        3,250          3,358
Premises and Equipment:
  Computer and office equipment....................       15,172         14,482
  Furniture and fixtures...........................        4,963          4,948
  Leasehold improvements...........................        7,884          7,710
                                                    -------------  -------------
    Total premises and equipment...................       28,019         27,140
Less accumulated depreciation and amortization.....      (20,559)       (18,510)
                                                    -------------  -------------
                                                           7,460          8,630
Deferred Tax Assets................................        5,398          5,509
Computer Software (Less accumulated amortization
  of $3,879 and $3,481)............................        1,161          1,156
Other Assets.......................................        1,501          1,391
Goodwill and Other Intangibles (Less accumulated
  amortization of $6,525 and $5,825)...............       34,158         34,858
                                                    -------------  -------------
TOTAL ASSETS.......................................     $297,124       $269,532
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................         $842           $929
  Due to related party.............................          600          1,106
  Accrued expenses payable:
    Accrued compensation...........................        5,623          8,334
    Accrued income taxes...........................       12,223          8,630
    Other accrued expenses.........................        8,935          7,808
  Unearned revenues................................       34,916         32,253
                                                    -------------  -------------
    Total current liabilities......................       63,139         59,060
                                                    -------------  -------------
Deferred Tax Liabilities...........................        6,942          6,951

Stockholders' Equity:
  Preferred stock, no par; 10,000,000 shares
   authorized; none issued and outstanding.........         --             --
  Common stock, $.0001 par value, 75,000,000
   shares authorized, 19,421,317 and 19,145,965
   shares issued and outstanding...................            2              2
  Additional paid-in capital.......................       89,826         83,528
  Retained earnings................................      137,030        119,440
  Accumulated other comprehensive income ..........          185            551
                                                    -------------  -------------
    Total stockholders' equity.....................      227,043        203,521
                                                    -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........     $297,124       $269,532
                                                    =============  =============

The accompanying notes are an integral part of the BARRA, Inc. Condensed Consolidated Financial Statements.

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except for share and per share amounts)

                                               Three Months Ended        Six Months Ended
                                                  September 30,             September 30,
                                           ------------------------- -------------------------
                                               2003         2002         2003         2002
                                           ------------ ------------ ------------ ------------
                                           (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues:
  Risk management products.....                $33,490      $30,026      $66,231      $59,687
  POSIT royalties..............                  5,273        4,877        9,526        9,996
                                           ------------ ------------ ------------ ------------
    Total operating revenues...                 38,763       34,903       75,757       69,683
                                           ------------ ------------ ------------ ------------
Operating Expenses:
  Communications, data, and
    seminar ...................                  2,050        1,972        4,267        3,987
  Compensation and benefits....                 17,980       16,771       35,636       31,681
  Occupancy....................                  1,951        1,458        3,814        3,005
  Amortization of acquired.....
    intangibles................                    350            --         700            --
  Other operating expenses.....                  4,027        3,617        8,019        8,515
  Restructuring charges........                      --           --       2,466            --
                                           ------------ ------------ ------------ ------------
    Total operating expenses...                 26,358       23,818       54,902       47,188
                                           ------------ ------------ ------------ ------------
Interest Income and Other......                  1,053        2,673        1,928        5,351
                                           ------------ ------------ ------------ ------------
Income Before Equity in Income
  and Loss of Unconsolidated
  Companies, Income Taxes
  and Discontinued Operations..                 13,458       13,758       22,783       27,846

Equity in Income and Loss of
  Unconsolidated Companies.....                    (61)          34           (8)          34
                                           ------------ ------------ ------------ ------------
Income Before Income Taxes
  and Discontinued Operations..                 13,397       13,792       22,775       27,880

Income Taxes...................                 (4,287)      (4,827)      (7,287)      (9,187)
                                           ------------ ------------ ------------ ------------
Income from Continuing
  Operations...................                  9,110        8,965       15,488       18,693
                                           ------------ ------------ ------------ ------------
Discontinued Operations:
  Gain on sale, net of income
    taxes......................                    935            --       2,102            --
                                           ------------ ------------ ------------ ------------
Net Income                                     $10,045       $8,965      $17,590      $18,693
                                           ============ ============ ============ ============

Income Per Share:

Continuing operations:
  Basic........................                  $0.47        $0.44        $0.80        $0.90
                                           ============ ============ ============ ============
  Diluted......................                  $0.45        $0.43        $0.78        $0.87
                                           ============ ============ ============ ============

Discontinued operations -  gain
  on sale, net of income taxes:
  Basic........................                  $0.05        $0.00        $0.11        $0.00
                                           ============ ============ ============ ============
  Diluted......................                  $0.05        $0.00        $0.11        $0.00
                                           ============ ============ ============ ============

Net income:
  Basic........................                  $0.52        $0.44        $0.91        $0.90
                                           ============ ============ ============ ============
  Diluted......................                  $0.50        $0.43        $0.88        $0.87
                                           ============ ============ ============ ============

Shares used in net income per
  share calculation:
  Basic........................             19,313,427   20,282,708   19,246,079   20,734,912
                                           ============ ============ ============ ============
  Diluted......................             20,082,534   20,880,579   19,952,045   21,493,531
                                           ============ ============ ============ ============

The accompanying notes are an integral part of the BARRA, Inc. Condensed Consolidated Financial Statements.

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                             Six Months Ended
                                                               September 30,
                                                   ----------------------------
                                                       2003           2002
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
Net Income .......................................      $17,590        $18,693
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in income of investees................            8            (34)
     Depreciation and amortization................        3,185          2,553
     Unrealized gains on marketable equity
      securities held for trading.................         (140)          (255)
     Deferred taxes...............................          102          1,900
     Gain on sale of discontinued operations, net
      of income taxes.............................       (2,102)             --
     Other........................................         (259)           584
Changes in:
     Accounts receivable - risk management
      products....................................        1,846             93
     Accounts receivable - Related parties - POSIT
      royalties...................................       (2,012)           808
     Prepaid expenses.............................         (226)           776
     Other assets.................................         (110)          (353)
     Accrued income taxes.........................        4,131            872
     Accounts payable, due to related party
      and accrued expenses........................       (2,177)        (5,432)
     Unearned revenues............................        2,663          2,658
                                                   -------------  -------------
Net cash provided by operating activities.........       22,499         22,863
                                                   -------------  -------------

Cash Flows from Investing Activities:
Capital expenditures..............................       (1,327)        (1,091)
Purchase of marketable debt securities - available
 for sale, net....................................      (19,377)         7,614
Proceeds from sale of discontinued operations, net        3,391              --
                                                   -------------  -------------
Net cash provided by (used in) investing activities     (17,313)         6,523
                                                   -------------  -------------
Cash Flows from Financing Activities:
Proceeds from sales of common stock................       4,471          3,168
Common stock repurchased..........................            --       (69,934)
                                                   -------------  -------------
Net cash provided by (used in) financing activities       4,471        (66,766)
                                                   -------------  -------------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                             9,657        (37,380)
Cash and Cash Equivalents at Beginning of Period...      26,848         58,499
                                                   -------------  -------------
Cash and Cash Equivalents at End of Period.........     $36,505        $21,119
                                                   =============  =============

Other Cash Flow Information:
Cash paid during the period for:
     Income taxes.................................       $3,187         $4,331

The accompanying notes are an integral part of the BARRA, Inc. Condensed Consolidated Financial Statements.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of September 30, 2003 and the results of our operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2003 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (Form 10-K), but does not include all disclosures required by accounting principles generally accepted in the United States of America. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on investments in marketable debt securities. A summary of comprehensive income follows (in thousands):

                                          Three Months Ended September 30,
                                           -------------------------
                                               2003         2002
                                           ------------ ------------
Net income ..................                  $10,045       $8,965
Unrealized gain (loss) on
  investments in marketable
  debt securities available
  for sale...................                     (263)         151
                                           ------------ ------------
Comprehensive income ........                   $9,782       $9,116
                                           ============ ============

                                          Six Months Ended September 30,
                                           -------------------------
                                               2003         2002
                                           ------------ ------------
Net income ..................                  $17,590      $18,693
Unrealized gain (loss) on
  investments in marketable
  debt securities available
  for sale...................                     (366)         518
                                           ------------ ------------
Comprehensive income ........                  $17,224      $19,211
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

The following tables present information about reported segments for the three and six month periods ended September 30, 2003 and 2002 (amounts in thousands):

For the three months ended September 30, 2003:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Risk Management Products....     $33,490                                                  33,490
POSIT........................                   $5,273                       5,273         5,273
                            ------------- ------------- ------------- ------------- -------------
  Total segment revenues          33,490         5,273         --            5,273        38,763

Compensation and Benefits...     (17,544)         (436)                       (436)      (17,980)
Other Segment expenses......      (7,879)         (149)                       (149)       (8,028)
Amortization of acquired.....
  intangibles...............        (350)                                                   (350)
Equity in net income (loss)..
  of investees...............                       32           (93)          (61)          (61)
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (25,773)         (553)          (93)         (646)      (26,419)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)             $7,717        $4,720          ($93)       $4,627       $12,344
                            ============= ============= ============= ============= =============
Interest income and other....                                                              1,053
                                                                                    -------------
Income before income taxes
  and discontinued operations                                                            $13,397
                                                                                    =============
Depreciation and
  amortization                    $1,567           $14         --              $14        $1,581

For the three months ended September 30, 2002:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Risk Management Products....     $30,026                                                 $30,026
POSIT........................                   $4,877                       4,877         4,877
                            ------------- ------------- ------------- ------------- -------------
  Total segment revenues          30,026         4,877         --            4,877        34,903

Compensation and Benefits...     (16,207)         (564)                       (564)      (16,771)
Other Segment expenses......      (6,810)         (237)                       (237)       (7,047)
Equity in net income (loss)
  of investees...............                       56           (22)           34            34
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (23,017)         (745)          (22)         (767)      (23,784)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)             $7,009        $4,132          ($22)       $4,110       $11,119
                            ============= ============= ============= ============= =============
Interest income and other....                                                              2,673
                                                                                    -------------
Income before income taxes
  and discontinued operations                                                            $13,792
                                                                                    =============
Depreciation and
  amortization                    $1,217           $26         --              $26        $1,243

For the six months ended September 30, 2003:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Risk Management Products....     $66,231                                                 $66,231
POSIT........................                   $9,526                       9,526         9,526
                            ------------- ------------- ------------- ------------- -------------
  Total segment revenues          66,231         9,526         --            9,526        75,757

Compensation and Benefits...     (34,627)       (1,009)                     (1,009)      (35,636)
Other Segment expenses......     (15,805)         (295)                       (295)      (16,100)
Amortization of acquired.....
  intangibles...............        (700)                                                   (700)
Restructuring charges.......      (2,466)                                                 (2,466)
Equity in net income (loss)
  of investees...............                       97          (105)           (8)           (8)
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (53,598)       (1,207)         (105)       (1,312)      (54,910)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $12,633        $8,319         ($105)       $8,214       $20,847
                            ============= ============= ============= ============= =============
Interest income and other....                                                              1,928
                                                                                    -------------
Income before income taxes
  discontinued operations....                                                            $22,775
                                                                                    =============
Depreciation and
  amortization                    $3,153           $32         --              $32        $3,185

For the six months ended September 30, 2002:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Risk Management Products....     $59,687                                                 $59,687
POSIT........................                   $9,996                       9,996         9,996
                            ------------- ------------- ------------- ------------- -------------
  Total segment revenues          59,687         9,996         --            9,996        69,683

Compensation and Benefits...     (30,791)         (890)                       (890)      (31,681)
Other Segment expenses......     (15,039)         (468)                       (468)      (15,507)
Equity in net income (loss)
  of investees...............                       67           (33)           34            34
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (45,830)       (1,291)          (33)       (1,324)      (47,154)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $13,857        $8,705          ($33)       $8,672       $22,529
                            ============= ============= ============= ============= =============
Interest income and other....                                                              5,351
                                                                                    -------------
Income before income taxes
  discontinued operations....                                                            $27,880
                                                                                    =============
Depreciation and
  amortization                    $2,501           $52         --              $52        $2,553

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

5. NEW ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 explains how to identify and assess variable interest entities and how to decide whether to consolidate such entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

We are currently evaluating if FIN 46 is applicable to any entities that Barra has an interest in. If it is determined that FIN 46 is applicable to any entities, we do not believe the effect of adopting FIN 46 will have a significant impact on the on the financial position, results of operations or cash flows of the Company.

6. ACQUISITIONS

Barra acquired Financial Engineering Associates, Inc. (FEA), a developer of derivatives and risk analytics software for traders, risk managers, and financial analysts for a wide range of industries, on December 12, 2002 for $22.9 million in cash, plus approximately $5.8 million in assumed liabilities. Also, on December 23, 2002, we acquired Investment Performance Objects, Ltd. (IPO), an Australian company specializing in performance attribution products, for $3 million in cash, of which $2.4 million was paid on the acquisition date with the remaining amount recorded as due to a related party on the balance sheet. The acquisition price of FEA and IPO exceeded the tangible and identifiable intangible fair values of assets and liabilities resulting in goodwill of $20.0 million and $2.9 million, respectively. Approximately $3 million of the aggregate amount allocated to intangibles recorded as a result of these transactions is expected to be deductible for income tax purposes.

Operating results of FEA and IPO are included in our financial statements from the date of the acquisition. Pro forma statements of income have not been presented because the effect of the acquisitions were not material.

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

Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: weighted average expected life, 72 months for all periods presented; stock volatility, 28% and 53% for the September 2003 and 2002 quarters, respectively, and 30% and 49% for the six month periods ended September 30, 2003 and 2002, respectively; risk free interest rates, 3.7% and 3.9% for the September 2003 and 2002 quarters, respectively, and 3.4% and 4.4% for six month periods ended September 30, 2003 and 2002, respectively; and no dividends during the expected term for all years. Had the computed fair values of the stock-based awards under our Stock Option Plans been amortized to expense over the vesting periods of the awards, pro forma amounts would have been as follows (in thousands, except for per share amounts):

                                Three Months Ended
                                   September 30,
                               -------------------
                                 2003      2002
                               --------- ---------
Net income, as reported........ $10,045    $8,965
Deduct stock-based compensation
  Expense (net of income tax)    (2,473)   (2,259)
                               --------- ---------

Pro Forma net income              7,572     6,706
                               ========= =========
Per Share:

Basic, as reported                $0.52     $0.44
Basic, pro forma                  $0.39     $0.33

Diluted, as reported              $0.50     $0.43
Diluted, pro forma                $0.38     $0.32

                                  Six Months Ended
                                   September 30,
                               -------------------
                                 2003      2002
                               --------- ---------
Net income, as reported........ $17,590   $18,693
Deduct stock-based compensation
  Expense (net of income tax)    (4,993)   (4,768)
                               --------- ---------

Pro Forma net income             12,597    13,925
                               ========= =========
Per Share:

Basic, as reported                $0.91     $0.90
Basic, pro forma                  $0.65     $0.67

Diluted, as reported              $0.88     $0.87
Diluted, pro forma                $0.63     $0.65

8. DISCONTINUED OPERATIONS

In addition to the $128 million in initial cash proceeds Barra received from the sale of its 50% ownership interest in Symphony Asset Management LLC (Symphony), we are eligible to receive up to an additional $12 million in contingent payments based on Symphony's business performance. We received approximately $1.6 million related to these contingent payments in the current quarter and approximately $2.2 million in the prior quarter. Approximately $1.4 million was received in the prior year.

9. RESTRUCTURING

During the first quarter of the current fiscal year the Company implemented a restructuring program, reducing its workforce by approximately 9%. Barra recorded and paid restructuring charges related to severance and other termination benefits of $2,466,000 in the first quarter.

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

POSIT - POSIT revenues, which consist primarily of license royalties based on the trading volume of U.S. equities from the Portfolio System for Institutional Trading ("POSIT") joint venture, are recognized as trades are executed on POSIT.

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

The following table presents a summary of revenue by geographic region for the three months ended September 30, 2003 and 2002 (in thousands). Revenues are distributed to geographic areas based on the country in which the Barra sales office is located:

                                         2003                          2002
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
Americas:
United States............       $20,298             52%       $19,089             55%
Other....................         1,062              3          1,030              3
                          -------------- -------------- -------------- --------------
Total Americas...........        21,360             55         20,119             58
                          ============== ============== ============== ==============

Europe and Africa:
United Kingdom...........         9,957             26          7,182             21
Germany..................         1,754              5          1,744              5
Other....................           134               -           225              1
                          -------------- -------------- -------------- --------------
Total Europe and Africa..        11,845             31          9,151             27
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         4,197             11          4,301             12
Other....................         1,361              3          1,332              3
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         5,558             14          5,633             15
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $38,763            100%       $34,903            100%
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

For the three month period ended September 30, 2003, when compared to the same period a year ago, the U.S. dollar weakened against the pound, euro and yen. This had the net effect of increasing net revenues and net income by approximately $1,459,000 and $807,000, respectively; compared to exchange rates in effect for the three month period ended September 30, 2002.

Under current operating arrangements in the countries in which we do business (other than Brazil), there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company. In Brazil, our local subsidiary is required to register exchange agreements with the Brazilian Central Bank.

Liquidity and Capital Resources

As of September 30, 2003, our principal sources of liquidity were our cash and cash equivalents, marketable equity securities held for trading, and marketable debt securities available-for-sale totaling $229 million, representing an increase of $29 million from March 31, 2003. This increase is primarily attributable to cash collections on client accounts. In addition, we have a commitment from a bank for an unsecured short-term line of credit of up to $25 million, of which no amounts have been, or are presently anticipated to be, drawn down on that line of credit.

During the quarter ended September 30, 2003 we generated $10.6 million of cash from operating activities as compared to $11.6 million for the same period a year ago. Cash flows from operating activities continue to be our principal means of generating cash.

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet cash requirements for capital expenditures and other cash needs for ongoing business operations and existing financial commitments.

Principal Financial Commitments

Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities. Other than commitments described in this discussion and analysis and in the financial statements and notes, we have no present binding understandings or commitments with respect to any significant capital expenditures. On November 7, 2002, our Board of Directors authorized Barra to repurchase up to 1,500,000 shares of our Common Stock pursuant to our stock repurchase plan (inclusive of all previously authorized amounts that had not been repurchased). As of November 3, 2003, 754,800 remain authorized to be repurchased. We are under no commitment to purchase any shares under our stock repurchase plan.

RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income and operating segment results for the three and six month periods ended September 30, 2003 and September 30, 2002.

Core Business- Risk Management

Revenues:

Revenue growth for our Core Business has slowed significantly over the past fiscal year as a result of fewer subscription sales of our portfolio and enterprise risk products and higher cancellation rates on existing customer subscriptions as compared to previous periods. We believe these results reflect the general cost reduction measures many of our asset management clients have initiated in reaction to significant declines in asset-based fees.

Revenues from risk management products consist of annual subscription fees to portfolio and enterprise risk management (ERM) products, license and maintenance fees on FEA products and royalty and other related revenues. A summary of the components of these revenues is as follows (amounts in thousands):

                                Three Months Ended            Six Months Ended
                                   September 30,                 September 30,
                             ----------------------------  -----------------------------
                               2003      2002    %Change     2003      2002     %Change
                             --------- --------- --------  --------- --------- ---------
Core product subscriptions..  $31,076   $28,545        9    $60,882   $56,920         7
Implementation fees.........      418       676      (38)       740     1,026       (28)
Royalty and other...........      899       805       12      1,663     1,741        (4)
FEA revenue.................    1,097         --              2,946         --
                             --------- --------- --------  --------- --------- ---------
TOTAL....................     $33,490   $30,026       12    $66,231   $59,687        11
                             ========= ========= ========  ========= ========= =========

Core product subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related data updates. We generally bill and collect fees on an annual basis, but recognize the revenue 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients and increasing revenues from existing customers through the introduction of new products, features, users and other services. Annual subscription revenue for the quarter ended September 30, 2003 increased $2,531,000 or 9% compared to the same quarter a year ago and $3,962,000 or 7% compared to the same six month period a year ago. Excluding the impact of changes in foreign currency translation rates, subscription revenues in the current quarter increased 4% compared to the same quarter a year ago and 3% compared to the same six month period a year ago.

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

Royalty and other revenues include seminar and other one-time fees. The timing and number of seminars held in any particular period can significantly affect the amount of revenue recorded for the period.

FEA revenue represents license and maintenance fees from our FEA subsidiary, which Barra acquired in December 2002. FEA develops derivative and risk analytics software for traders, risk managers and financial analysts, focusing on the energy, financial and commodities markets. Product license revenues for the quarter ended September 30, 2003 were $0.4 million and related maintenance revenues were $0.7 million. For the six month period ended September 30, 2003, product license revenues were $1.3 million and related maintenance revenues were $1.7 million.

Expenses:

A summary of core operating expenses is as follows (amounts in thousands):

                                Three Months Ended            Six Months Ended
                                   September 30,                 September 30,
                             ----------------------------  -----------------------------
                               2003      2002    %Change     2003      2002     %Change
                             --------- --------- --------  --------- --------- ---------
Communication, data and
  seminar...................   $2,045    $1,968        4     $4,255    $3,978         7
Compensation and benefits...   17,544    16,207        8     34,627    30,791        12
Occupancy...................    1,877     1,405       34      3,667     2,895        27
Amortization of acquired
  intangibles...............      350         --                700         --
Other operating expenses....    3,957     3,437       15      7,883     8,166        (3)
Restructuring charges.......        --        --              2,466         --
                             --------- --------- --------  --------- --------- ---------
TOTAL....................     $25,773   $23,017       12    $53,598   $45,830        17
                             ========= ========= ========  ========= ========= =========

Communication, data and seminar costs consist of computer access and communication charges, software and data costs, computer leasing and seminar expenses. This component of expense increased $77,000 or 4% compared to the same quarter a year ago and increased $277,000 or 7% compared to the same six month period a year ago. The increase in the current quarter primarily reflects higher purchased data and software-related costs, offset by lower seminar costs.

Compensation and benefits increased $1,337,000 or 8% compared to the same quarter a year ago and increased $3,836,000 or 12% compared to the same six month period a year ago. The increase reflects the effect on wages of increased headcount (largely due to the acquisition of FEA) and scheduled wage increases. Excluding FEA, compensation and benefits increased $124,000 or 1% in the current quarter and increased $1,340,000 or 4% compared to the same six month period a year ago.

Occupancy expense increased $472,000 or 34% compared to the same quarter a year ago and $772,000 or 27% compared to the same six month period a year ago. The increase is due primarily to rental costs for office space housing FEA employees, along with higher rental and utility costs for existing offices.

Amortization of acquired intangibles relates to intangibles with estimated remaining useful lives acquired in connection with the FEA and IPO transactions. These intangibles are being amortized over two to six years. At the beginning of fiscal 2002, we adopted SFAS No. 142 - Goodwill and Other Intangible Assets (SFAS No. 142), which prohibits the amortization of goodwill and indefinite-lived intangible assets. SFAS No. 142 requires these assets to be tested annually for impairment.

Other operating expenses increased $520,000 or 15% compared to the same quarter a year ago and decreased $283,000 or 3% for the same six month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, marketing, advertising, insurance, outside legal and accounting services, and other corporate expenses. The increase in the current quarter is primarily the result of higher insurance and travel costs. The decrease in the six month amount primarily reflects lower marketing and internal meeting costs, offset by increases in insurance expenses.

Restructuring charges represent costs, primarily severance, associated with a workforce reduction of approximately 9% of employees implemented in April 2003.

POSIT

Revenues:

POSIT revenues increased $396,000 or 8% compared to the same quarter a year ago and decreased $470,000 or 5% compared to the same six month period a year ago. Our revenues from POSIT come from royalties paid to the POSIT joint venture based on commissions generated by the trading volume in the various POSIT systems. The current quarter increase reflects a decline in U.S. POSIT royalties resulting from lower trading volumes offset by higher European POSIT royalties. The increase in European POSIT royalties resulted from higher trading volumes and an increase in the royalty rate. The decline in the six month period comparison reflects principally the impact of lower trading volumes on the POSIT trading systems due to lower overall market trading volumes and increased price competition.

Expenses:

POSIT operating expenses represent costs incurred by Barra to fulfill our obligations to the POSIT joint venture, which is a 50-50 joint venture with ITG, Inc. A summary of POSIT operating expenses incurred by Barra is as follows (amounts in thousands):

                                Three Months Ended            Six Months Ended
                                   September 30,                 September 30,
                             ----------------------------  -----------------------------
                               2003      2002    %Change     2003      2002     %Change
                             --------- --------- --------  --------- --------- ---------
Communication, data and
  seminar ..................       $5        $4       25        $12        $9        33
Compensation and benefits...      436       564      (23)     1,009       890        13
Occupancy...................       74        53       40        147       110        34
Other operating expenses....       70       180      (61)       136       349       (61)
                             --------- --------- --------  --------- --------- ---------
TOTAL....................        $585      $801      (27)    $1,304    $1,358        (4)
                             ========= ========= ========  ========= ========= =========

Compensation and benefits decreased $128,000 or 23% from the same quarter a year ago and increased $119,000 or 13% compared to the same six month period a year ago. The decrease in the prior quarter reflects lower incentive compensation costs. The six month increase resulted primarily from higher consulting costs.

Occupancy costs increased $21,000 or 40% compared to the same quarter a year ago and increased $37,000 or 34% compared to the same six month period a year ago. The increases were due to higher rental and utility costs in the office where POSIT personnel are located.

Other operating expenses decreased $110,000 or 61% compared to the same quarter a year ago and decreased $213,000 or 61% compared to the same six month period a year ago. The decreases are due to lower travel and support costs.

Equity in Income of Investees

Equity in income and loss of investees represents net gains from our equity investment in Australian POSIT.

Other Ventures

Equity in income and loss of investees represents net losses from our equity investment in Risk Reporting Limited.

Interest Income and Other

Interest income and other decreased $1,620,000 or 61% compared to the same quarter a year ago and decreased $3,423,000 or 64% compared to the same six month period a year ago. The decreases in both the three and six month periods were due to lower realized gains related to the sale of investments in marketable debt securities available for sale as a part of restructuring the investment portfolio in June and July of 2002.

Income Taxes

Our tax rate on income from continuing operations for the quarter and six months ended September 30, 2003 was approximately 32% compared to 35% for the same quarter last year and 33% for the same six month period a year ago.

Discontinued Operations - Gain on Sale, net

In addition to the $128 million in initial cash proceeds Barra received from the sale of its 50% ownership interest in Symphony Asset Management LLC (Symphony), we are eligible to receive up to an additional $12 million in contingent payments based on Symphony's business performance, including contingent amounts previously received. In the current quarter, we received approximately $1.6 million related to these contingent payments and approximately $2.2 million in the prior quarter. Approximately $1.4 million was received in the prior year.

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

Sales of financial analytics by our FEA subsidiary potentially are subject to greater variability than our other product revenues. FEA sales historically have been made on a one-time perpetual license fee basis, and the fees from these perpetual licenses are recorded as revenues in the quarter in which the sale is completed. As a result, Core Business revenues from the sale of FEA products can be subject to quarterly fluctuations depending on our ability to close business in any particular quarter. FEA is in the process of changing its licensing model from the one-time perpetual license fee basis to an annual subscription basis. These annual subscription fees would be recorded as revenue over the duration of the subscription period at the rate of 1/12th per month. However, we may not be successful in transitioning FEA customers to this new license fee model, and revenues from our FEA subsidiary may therefore continue to be subject to greater variability than our other Core Business revenues.

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

  Ventures Business - Diverse factors cause variability of operating results in our POSIT Venture Business. The several POSIT systems can experience and have experienced major fluctuations in trading volume. Since approximately 14% of our operating revenue in the second quarter and nearly all of our Venture Business income in the second quarter came from this venture, these fluctuations can have and have had a significant impact on our revenue and operating income. POSIT trading volume is also directly affected by factors such as economic and political conditions that may lead to decreased trading activity and commission prices in the securities markets generally. For example, our revenues from POSIT declined 29% in fiscal 2003 as compared to the prior fiscal year, reflecting decreased trading activity that was largely attributable to the difficult market conditions and major declines in trading volumes during fiscal 2003. The future economic environment will be subject to periodic downturns, such as recessions. As we actually saw in fiscal 2003, these downturns could result in substantially reduced trading volume and prices, which could materially harm our revenue and operating income.

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

Dependence on Key Personnel

Our future success will depend in large part on our ability to attract, train and retain highly skilled managerial, research, development, sales, marketing, support, technical and services personnel. Competition for people in the software and financial services industries is intense. At times, we have experienced difficulty in locating candidates with appropriate qualifications and expertise. We also frequently compete with financial institutions and financial services organizations for personnel. These organizations generally have greater resources than we do and therefore may be able to offer significantly higher compensation packages to potential employees. None of our executive officers has entered into employment agreements with Barra. We are currently seeking a new Chief Operating Officer following the departure of Robert Honeycutt on September 30, 2003. This position oversees critical aspects of Barra's operations and business, and there can be no assurance that we will be able to fill this position in the near future. In general, our inability to attract, train and retain key personnel could have a material adverse effect on our business, financial condition, or results of operations.

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

International Operations

In the second quarter of fiscal 2004 over 47% of our revenues came from customers outside the United States. We anticipate that revenues from customers outside the U.S. will continue to be a significant part of our total revenues for the foreseeable future. Sales and operations outside the U.S. are subject to unique risks, including:

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

  Trade Secret and Copyright - Existing trade secret and copyright laws only offer us limited protection for our proprietary assets. We believe that the rapid pace of technological change in the software and investment solution industries and the major increase of business method patents in these industries will only make trade secret and copyright protection less significant over time. We have not obtained registered copyright protection for any of our software applications or other intellectual property. Consequently, our competitors may independently develop and patent technologies that are substantially equivalent, or superior, to our technology. To protect the proprietary assets of our Core Business, we are considering, and in some cases applying for and/or reviewing, patents for certain of our products. We also rely on the following unique aspects of our business:

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

Competition

Each of the markets in which our Core and Ventures Businesses operate has become increasingly competitive in recent years. These markets may become more competitive in the future as a result of the activities of existing competitors and the entrance of new competitors into our markets. In some of these markets, our competitors have substantially greater name recognition, installed client bases, or financial, research, development or other resources. Our POSIT business in particular competes with services offered by a wide variety of organizations, including brokerage and transaction processing firms, securities exchanges, electronic communications networks (ECNs) and alternative trading systems (ATSs). Although we believe that POSIT has a competitive service offering, many of POSIT's competitors and potential competitors have substantially greater financial, research and development and other resources. In addition, some of these competitors offer services similar to POSIT at lower rates or have indicated that they may provide services similar to POSIT in the future. There can be no assurance that:

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

  timing of new product releases and announcements;

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

  Soft Dollars - Soft dollars are received from U.S. brokers who direct us to provide Core Business products to designated clients in the United States. These clients are money managers, fund sponsors and consultants using commissions generated by their advised accounts with the broker to obtain investment research and brokerage services. Funds used by the U.S. brokers to pay for the services are referred to in the securities industry as "soft dollars." For several years the investment community has debated the purchase of goods and services with soft dollars, and the practice is regulated in the U.S. by the SEC and the Department of Labor. Legal or regulatory changes may restrict or prohibit us from providing services to money managers in exchange for soft dollars. Such changes, as well as the regulatory uncertainty surrounding any potential changes, could have a material adverse effect on our business, financial condition, or results of operations.

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

Possible Adverse Effects of Option Exercises

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of Barra common stock could decline. At September 30, 2003, there were outstanding vested and exercisable options to purchase approximately 1.8 million shares of Barra common stock issued under various Barra stock option plans. As of that date, options (vested and unvested) to purchase about 2.4 million shares of Barra Common Stock had exercise prices below our closing common stock price on the last trading date of the fiscal quarter, September 30, 2003 ($37.52).

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $36.5 million at September 30, 2003 with an average interest rate of 0.8%. At September 30, 2003, the portfolio also had approximately $177.6 million of short-term, U.S.-backed debt securities with an average taxable equivalent interest rate of 1.76%. The short-term money market funds are not insured and, because of the short-term nature of the investments, are subject to credit risk, but are not likely to fluctuate significantly in market value.

Equity Market Risk

We had approximately $15.2 million at September 30, 2003 invested in investment products managed by our former Symphony venture. These investments are in primarily market-neutral programs, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S. and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

We have a hedging program in place which is designed to reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. Gains and losses on the contracts are accounted for as other operating expense, net each period. At September 30, 2003, we had one contract to sell 500 million yen at 112.04, maturing on November 4, 2003. Also at September 30, 2003, we had one contract to sell 5 million euro at 1.1535, maturing on November 4, 2003. Additionally, at September 30, 2003, we had one contract to sell 5 million pounds at 1.6552, maturing on November 4, 2003. We enter into forward currency contracts only with approved counter-parties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  RJM Ventures, Inc. - On December 21, 2001, RJM Ventures, Inc. (formerly known as Redpoint Software, Inc. (RJM) initiated a lawsuit against Barra, Inc. in federal court in the Northern District of California. The suit, which sought unquantified monetary damages, asserted breach of contract, fraud and intentional misrepresentation claims against Barra arising from disputes regarding the calculation of royalty payments related to Barra's acquisition of certain assets from RJM in June 1998. In particular, RJM alleged that royalty payments should have been made with respect to sales of Barra's Orion product during the royalty period. On April 5, 2002, the court granted Barra's motion to dismiss the lawsuit on the grounds that any such claims must be arbitrated as provided in the acquisition agreement. On May 7, 2002 RJM filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On August 19, 2002, RJM filed a withdrawal of its appeal. On March 20, 2003 Barra and RJM executed an agreement regarding certain procedural matters that would govern the arbitration proceedings. On May 14, 2003 RJM filed claims with Judicial Arbitration and Mediation Services, Inc. (JAMS). On August 18, 2003 Barra filed a motion for summary judgment requesting that the arbitrator dismiss the entire case on the grounds that RJM failed to follow proper dispute procedures required by the acquisition agreement in bringing its claims.

  On October 16, 2003, the arbitrator, Hon. Charles A. Legge (retired), issued his decision. He ruled in Barra's favor on every count alleged, and dismissed the case in its entirety. In addition, the arbitrator ruled that Barra may recover from RJM, the losing party, Barra's share of the arbitrator's fees and expenses. Under the terms of the acquisition agreement the arbitrator's decision is final and binding upon the parties.

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

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  We held our annual meeting of stockholders on July 31, 2003. The meeting was held to elect Barra's directors to serve for the ensuing year, as well as to consider and vote upon:

    A proposal to amend Barra's Directors Option Plan to increase the number of options issued initially to new non-employee directors and annually to existing non-employee directors; and

    The ratification of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2004.

  The votes cast with respect to each director are summarized as follows: A. George (Skip) Battle, for: 15,130,336, withheld: 623,743; Kamal Duggirala, for: 15,440,572, withheld: 313,507; M. Blair Hull, for: 15,131,131. withheld: 622,498; Norman J. Laboe, for: 15,441,129, withheld: 312,950; Clyde W. Ostler, for: 15,099,349, withheld: 654,730; and Andrew Rudd, for: 15,449,362, withheld: 304,717.

  The votes cast to approve the amendment of Barra's Directors Option Plan are summarized as follows: for: 14,529,389, against: 1,176,859, abstain: 47,831. The votes cast to ratify the selection of Deloitte & Touche LLP as independent auditors are summarized as follows: for: 15,520,818, against: 229,348, abstain: 3,913.

  ITEM 5. OTHER INFORMATION.

  Our Board of Directors previously authorized the Company to repurchase up to 1,500,000 shares of our Common Stock pursuant to our stock repurchase plan (inclusive of all previously authorized amounts that had not been repurchased). No shares were repurchased during the period covered by this report. As of September 30, 2003, 754,800 shares remain authorized and unrepurchased under the plan.

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

  (b) Reports on Form 8-K:

  On July 16, 2003, the registrant filed a Current Report on Form 8-K announcing its financial results for the fiscal quarter ended June 30, 2003, and attaching a press release dated July 16, 2003.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, Barra has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRA, Inc.

(Registrant)

  Dated: November 13, 2003

By:	/s/ Kamal Duggirala

Kamal Duggirala
Chief Executive Officer

  Dated: November 13, 2003

By:	/s/ Greg Stockett

Greg Stockett
Chief Financial Officer

  EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Barra, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Barra, Inc. (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24, 2001).

3.3	Amended and Restated Bylaws of Barra, Inc.
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-1 (No. 33-42951), filed with the Securities Exchange Commission on August 20, 1991, as amended).

4.2	Preferred Stock Rights Agreement, dated as of August 15, 2001, between Barra, Inc. and Mellon Investor Services LLC, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits B, and C, respectively (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24th, 2001).

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