Form 10-Q
period 2003-12-31
BARRA INC /CA
filed 2004-02-12
CIK 878483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003 or

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

The number of shares of the registrant's Common Stock outstanding as of February 5, 2004 was 18,846,047.

Exhibit Index is located on page 42

BARRA, INC.
Report On Form 10-Q For The
Quarter Ended December 31, 2003
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share amounts)

                                                    December 31,     March 31,
                                                        2003           2003
                                                    -------------  -------------
                                                     (Unaudited)
                            ASSETS
Current Assets:
  Cash and cash equivalents........................      $36,555        $26,848
  Investments in marketable equity trading
    securities.....................................       15,735         15,025
  Investments in marketable debt securities
    available-for-sale.............................      152,300        158,238
  Accounts receivable (Less allowance for doubtful
  accounts of $729 and $916):
    Risk management products.......................        7,523          9,379
    POSIT royalties................................        4,125          2,975
  Prepaid expenses.................................        2,348          2,165
                                                    -------------  -------------
    Total current assets...........................      218,586        214,630
                                                    -------------  -------------
Investments in Unconsolidated Companies............        3,250          3,358
Premises and Equipment:
  Computer and office equipment....................       15,843         14,482
  Furniture and fixtures...........................        4,767          4,948
  Leasehold improvements...........................        7,925          7,710
                                                    -------------  -------------
    Total premises and equipment...................       28,535         27,140
Less accumulated depreciation and amortization.....      (21,594)       (18,510)
                                                    -------------  -------------
                                                           6,941          8,630
Deferred Tax Assets................................        5,398          5,509
Computer Software (Less accumulated amortization
  of $4,098 and $3,481)............................        1,031          1,156
Other Assets.......................................        1,483          1,391
Goodwill and Other Intangibles (Less accumulated
  amortization of $6,875 and $5,825)...............       33,808         34,858
                                                    -------------  -------------
TOTAL ASSETS.......................................     $270,497       $269,532
                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................       $1,792           $929
  Due to related party.............................          600          1,106
  Accrued expenses payable:
    Accrued compensation...........................        6,713          8,334
    Accrued income taxes...........................       11,466          8,630
    Other accrued expenses.........................        7,018          7,808
  Unearned revenues................................       33,678         32,253
                                                    -------------  -------------
    Total current liabilities......................       61,267         59,060
                                                    -------------  -------------
Deferred Tax Liabilities...........................        6,955          6,951

Stockholders' Equity:
  Preferred stock, no par, 10,000,000 shares
   authorized, none issued and outstanding;........         --             --
  Common stock, $.0001 par value, 75,000,000
   shares authorized, 19,042,447 and 19,145,965
   shares issued and outstanding...................            2              2
  Additional paid-in capital.......................       91,658         83,528
  Retained earnings................................      110,655        119,440
  Accumulated other comprehensive income (loss)....          (40)           551
                                                    -------------  -------------
    Total stockholders' equity.....................      202,275        203,521
                                                    -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........     $270,497       $269,532
                                                    =============  =============

The accompanying notes are an integral part of the BARRA, Inc. Condensed Consolidated Financial Statements.

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except for share and per share amounts)

                                               Three Months Ended        Nine Months Ended
                                                  December 31,              December 31,
                                           ------------------------- -------------------------
                                               2003         2002         2003         2002
                                           ------------ ------------ ------------ ------------
                                           (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues:
  Risk management products.....                $34,249      $31,159     $100,480      $90,846
  POSIT royalties..............                  3,934        4,027       13,460       14,023
                                           ------------ ------------ ------------ ------------
    Total operating revenues...                 38,183       35,186      113,940      104,869
                                           ------------ ------------ ------------ ------------
Operating Expenses:
  Communications, data and
    seminar ...................                  1,872        1,692        6,139        5,679
  Compensation and benefits....                 18,211       16,824       53,847       48,505
  Occupancy....................                  1,852        1,533        5,666        4,538
  Amortization of acquired.....
    intangibles................                    350            --       1,050            --
  Other operating expenses.....                  4,623        4,364       12,642       12,879
  Restructuring charges........                      --           --       2,466            --
                                           ------------ ------------ ------------ ------------
    Total operating expenses...                 26,908       24,413       81,810       71,601
                                           ------------ ------------ ------------ ------------
Interest Income and Other......                  1,417        1,120        3,345        6,471
                                           ------------ ------------ ------------ ------------
Income Before Equity in Income
  and Loss of Unconsolidated
  Companies, Income Taxes
  and Discontinued Operations..                 12,692       11,893       35,475       39,739

Equity in Income and Loss of
  Unconsolidated Companies.....                     32          132           24          166
                                           ------------ ------------ ------------ ------------
Income Before Income Taxes
  and Discontinued Operations..                 12,724       12,025       35,499       39,905

Income Taxes...................                 (4,072)      (3,400)     (11,359)     (12,587)
                                           ------------ ------------ ------------ ------------
Income from Continuing
  Operations...................                  8,652        8,625       24,140       27,318
                                           ------------ ------------ ------------ ------------
Discontinued Operations:
  Gain on sale, net of income
    taxes......................                  2,506            --       4,608            --
                                           ------------ ------------ ------------ ------------
Net Income                                     $11,158       $8,625      $28,748      $27,318
                                           ============ ============ ============ ============

Income Per Share:

Continuing operations:
  Basic........................                  $0.45        $0.44        $1.25        $1.34
                                           ============ ============ ============ ============
  Diluted......................                  $0.43        $0.42        $1.21        $1.29
                                           ============ ============ ============ ============

Discontinued operations -  gain
  on sale, net of income taxes:
  Basic........................                  $0.13        $0.00        $0.24        $0.00
                                           ============ ============ ============ ============
  Diluted......................                  $0.13        $0.00        $0.23        $0.00
                                           ============ ============ ============ ============

Net income:
  Basic........................                  $0.58        $0.44        $1.49        $1.34
                                           ============ ============ ============ ============
  Diluted......................                  $0.56        $0.42        $1.44        $1.29
                                           ============ ============ ============ ============

Shares used in net income per
  share calculation:
  Basic........................             19,387,907   19,781,236   19,293,528   20,415,865
                                           ============ ============ ============ ============
  Diluted......................             20,027,252   20,351,757   19,977,735   21,115,476
                                           ============ ============ ============ ============

The accompanying notes are an integral part of the BARRA, Inc. Condensed Consolidated Financial Statements.

BARRA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                        Nine Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       2003           2002
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
Net Income .......................................      $28,748        $27,318
Adjustments to reconcile net income to net
cash provided by operating activities:
     Equity in income of investees................          (24)          (166)
     Depreciation and amortization................        4,794          3,777
     Unrealized gains on marketable equity
      securities held for trading.................         (772)          (278)
     Sale of marketable equity trading securities.           62              --
     Deferred taxes...............................          115          1,345
     Gain on sale of discontinued operations......       (7,433)             --
     Other........................................        1,370          1,080
Changes in:
     Accounts receivable - Risk management
      products....................................        1,856         (1,459)
     Accounts receivable - POSIT royalties........       (1,150)         1,560
     Prepaid expenses.............................         (183)          (975)
     Other assets.................................          (92)          (325)
     Accrued income taxes.........................        2,836          3,165
     Accounts payable, due to related party
      and accrued expenses........................       (2,054)        (4,386)
     Unearned revenues............................        1,425            354
                                                   -------------  -------------
Net cash provided by operating activities.........       29,498         31,010
                                                   -------------  -------------

Cash Flows from Investing Activities:
Capital expenditures..............................       (1,932)        (1,847)
Sale of marketable debt securities - available
 for sale, net....................................        5,938         31,265
Acquisitions......................................            --       (22,341)
Proceeds from sale of discontinued operations.....        7,433              --
                                                   -------------  -------------
Net cash provided by investing activities                11,439          7,077
                                                   -------------  -------------
Cash Flows from Financing Activities:
Proceeds from sales of common stock...............        7,033          4,254
Dividends paid to common shareholders.............      (19,494)             --
Common stock repurchased..........................      (18,769)       (82,853)
                                                   -------------  -------------
Net cash used in financing activities                   (31,230)       (78,599)
                                                   -------------  -------------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                             9,707        (40,512)
Cash and Cash Equivalents at Beginning of Period...      26,848         58,499
                                                   -------------  -------------
Cash and Cash Equivalents at End of Period.........     $36,555        $17,987
                                                   =============  =============

Other Cash Flow Information:
Cash paid during the period for:
     Income taxes.................................       $9,661         $4,977

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

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of December 31, 2003 and the results of our operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The March 31, 2003 condensed consolidated balance sheet is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (Form 10-K), but does not include all disclosures required by accounting principles generally accepted in the United States of America. We suggest that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on investments in marketable debt securities available for sale. A summary of comprehensive income follows (in thousands):

                                          Three Months Ended December 31,
                                           -------------------------
                                               2003         2002
                                           ------------ ------------
Net income ..................                  $11,158       $8,625
Unrealized gain (loss) on
  investments in marketable
  debt securities available
  for sale...................                     (225)         365
                                           ------------ ------------
Comprehensive income ........                  $10,933       $8,990
                                           ============ ============

                                          Nine Months Ended December 31,
                                           -------------------------
                                               2003         2002
                                           ------------ ------------
Net income ..................                  $28,748      $27,318
Unrealized gain (loss) on
  investments in marketable
  debt securities available
  for sale...................                     (592)         883
                                           ------------ ------------
Comprehensive income ........                  $28,156      $28,201
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

For all years presented, segment expenses exclude income taxes and interest income.

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

The following tables present information about reported segments for the three and nine month periods ended December 31, 2003 and 2002 (amounts in thousands):

For the three months ended December 31, 2003:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Risk Management Products....     $34,249                                                 $34,249
POSIT.......................                    $3,934                       3,934         3,934
                            ------------- ------------- ------------- ------------- -------------
  Total segment revenues          34,249         3,934         --            3,934        38,183

Compensation and Benefits...     (17,759)         (452)                       (452)      (18,211)
Other Segment expenses......      (8,212)         (135)                       (135)       (8,347)
Amortization of acquired
  intangibles...............        (350)                                                   (350)
Equity in net income of
  investees.................                        32         --               32            32
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (26,321)         (555)        --             (555)      (26,876)
                            ------------- ------------- ------------- ------------- -------------
Segment income                    $7,928        $3,379         --           $3,379       $11,307
                            ============= ============= ============= ============= =============
Interest income and other...                                                               1,417
                                                                                    -------------
Income before income taxes
  and discontinued
  operations................                                                             $12,724
                                                                                    =============
Depreciation and
  amortization                    $1,596           $13         --              $13        $1,609

For the three months ended December 31, 2002:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Risk Management Products....     $31,159                                                 $31,159
POSIT.......................                    $4,027                       4,027         4,027
                            ------------- ------------- ------------- ------------- -------------
  Total segment revenues          31,159         4,027         --            4,027        35,186

Compensation and Benefits...     (16,233)         (591)                       (591)      (16,824)
Other Segment expenses......      (7,356)         (233)                       (233)       (7,589)
Equity in net income of
  investees.................                       132         --              132           132
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (23,589)         (692)        --             (692)      (24,281)
                            ------------- ------------- ------------- ------------- -------------
Segment income                    $7,570        $3,335         --           $3,335       $10,905
                            ============= ============= ============= ============= =============
Interest income and other...                                                               1,120
                                                                                    -------------
Income before income taxes
  and discontinued
  operations................                                                             $12,025
                                                                                    =============
Depreciation and
  amortization                    $1,202           $22         --              $22        $1,224

For the nine months ended December 31, 2003:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Risk Management Products....    $100,480                                                $100,480
POSIT.......................                   $13,460                      13,460        13,460
                            ------------- ------------- ------------- ------------- -------------
  Total segment revenues         100,480        13,460         --           13,460       113,940

Compensation and Benefits...     (52,386)       (1,461)                     (1,461)      (53,847)
Other Segment expenses......     (24,017)         (430)                       (430)      (24,447)
Amortization of acquired
  intangibles...............      (1,050)                                                 (1,050)
Restructuring charges.......      (2,466)                                                 (2,466)
Equity in net income (loss)
  of investees..............                       129          (105)           24            24
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (79,919)       (1,762)         (105)       (1,867)      (81,786)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $20,561       $11,698         ($105)      $11,593       $32,154
                            ============= ============= ============= ============= =============
Interest income and other...                                                               3,345
                                                                                    -------------
Income before income taxes
  and discontinued
  operations................                                                             $35,499
                                                                                    =============
Depreciation and
  amortization                    $4,748           $46         --              $46        $4,794

For the nine months ended December 31, 2002:

                            ------------- -----------------------------------------
                             BARRA CORE                  BARRA VENTURES
                            ------------- ----------------------------------------- -------------
                                              POSIT                      Total
                                Core      Joint Venture     Other       Ventures        Total
                            ------------- ------------- ------------- ------------- -------------
Risk Management Products....     $90,846                                                 $90,846
POSIT.......................                   $14,023                      14,023        14,023
                            ------------- ------------- ------------- ------------- -------------
  Total segment revenues          90,846        14,023         --           14,023       104,869

Compensation and Benefits...     (47,024)       (1,481)                     (1,481)      (48,505)
Other Segment expenses......     (22,395)         (701)                       (701)      (23,096)
Equity in net income (loss)
  of investees..............                       199           (33)          166           166
                            ------------- ------------- ------------- ------------- -------------
  Total segment expenses         (69,419)       (1,983)          (33)       (2,016)      (71,435)
                            ------------- ------------- ------------- ------------- -------------
Segment income (loss)            $21,427       $12,040          ($33)      $12,007       $33,434
                            ============= ============= ============= ============= =============
Interest income and other...                                                               6,471
                                                                                    -------------
Income before income taxes
  and discontinued
  operations................                                                             $39,905
                                                                                    =============
Depreciation and
  amortization                    $3,709           $68         --              $68        $3,777

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

In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." In December 2003 the FASB issued FIN 46 (R), which made certain modifications to FIN 46 and required the consolidation of certain Special Purpose Entities (SPE). FIN 46 explains how to identify and assess variable interest entities and how to decide whether to consolidate such entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks equally among the parties involved. Barra adopted FIN 46 (R) on December 31, 2003 and consolidated the POSIT joint venture. Adoption of FIN 46 (R) did not have a material impact on the on the financial position, results of operations or cash flows of the Company.

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

Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: weighted average expected life, 72 months for all periods presented; stock volatility, 27% and 50% for the December 2003 and 2002 quarters, respectively, and 29% and 50% for the nine month periods ended December 31, 2003 and 2002, respectively; risk free interest rates, 3.8% and 3.9% for the December 2003 and 2002 quarters, respectively, and 3.5% and 3.9% for nine month periods ended December 31, 2003 and 2002, respectively; and a dividend rate of 1.5% and 0% for the December 2003 and 2002 quarters, respectively and 0.4% and 0% for the nine month periods ended December 31, 2003 and 2002, respectively. Had the computed fair values of the stock-based awards under our Stock Option Plans been amortized to expense over the vesting periods of the awards, pro forma amounts would have been as follows (in thousands, except for per share amounts):

                                Three Months Ended
                                   December 31,
                               -------------------
                                 2003      2002
                               --------- ---------
Net income, as reported........ $11,158    $8,625
Deduct stock-based compensation
  Expense (net of income tax)    (2,345)   (2,341)
                               --------- ---------

Pro Forma net income              8,813     6,284
                               ========= =========

Per Share:

Basic, as reported                $0.58     $0.44
Basic, pro forma                  $0.45     $0.32

Diluted, as reported              $0.56     $0.42
Diluted, pro forma                $0.44     $0.31

                                  Nine Months Ende
                                   December 31,
                               -------------------
                                 2003      2002
                               --------- ---------
Net income, as reported........ $28,748   $27,318
Deduct stock-based compensation
  Expense (net of income tax)    (7,363)   (7,111)
                               --------- ---------

Pro Forma net income             21,385    20,207
                               ========= =========

Per Share:

Basic, as reported                $1.49     $1.34
Basic, pro forma                  $1.11     $0.99

Diluted, as reported              $1.44     $1.29
Diluted, pro forma                $1.07     $0.96

8. DISCONTINUED OPERATIONS

Gain on sale of discontinued operations for the quarter ended December 31, 2003 of $2.5 million, net of income taxes, represents a contingent payment received from the sale of our interest in Symphony Asset Management LLC (Symphony). The terms of the sale of our interest in Symphony to the John Nuveen Company included up to approximately $12 million in additional future payments, contingent on Symphony's business exceeding specific growth and profitability targets. Contingent payments are recorded only as received in accordance with generally accepted accounting principles. The December 2003 quarter marks the end of our potential to receive quarterly contingent payments. Since the sale of Symphony in July 2001 we have received gross contingent payments of approximately $9.7 million. We have the potential to receive up to an additional approximately $2.3 million in contingent consideration based on Symphony's annual financial performance over the five years following the sale. The next measurement date for additional contingent payments will at the end of September 2006.

9. RESTRUCTURING

In April 2003 we implemented a restructuring program that resulted in a workforce reduction of approximately 9%. We recorded and paid restructuring costs related to severance and benefits of $2,466,000 in the quarter ended June 30, 2003.

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

POSIT - POSIT revenues, which consist primarily of license royalties based on the trading volume of U.S. equities from the Portfolio System for Institutional Trading (POSIT) joint venture, are recognized as trades are executed on POSIT.

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

The following table presents a summary of revenue by geographic region for the three months ended December 31, 2003 and 2002 (in thousands). Revenues are distributed to geographic areas based on the country in which the Barra sales office is located:

                                         2003                          2002
                          ----------------------------- -----------------------------
                                          % of Total                    % of Total
                             Revenues       Revenues       Revenues       Revenues
                          -------------- -------------- -------------- --------------
Americas:
United States............       $19,558             51%       $18,253             52%
Other....................         1,096              3          1,042              3
                          -------------- -------------- -------------- --------------
Total Americas...........        20,654             54         19,295             55
                          ============== ============== ============== ==============

Europe and Africa:
United Kingdom...........         9,918             26          7,260             20
Germany..................         1,757              5          2,062              6
Other....................           124               -           209              1
                          -------------- -------------- -------------- --------------
Total Europe and Africa..        11,799             31          9,531             27
                          ============== ============== ============== ==============

Asia and Australia:
Japan....................         4,071             11          5,075             14
Other....................         1,659              4          1,285              4
                          -------------- -------------- -------------- --------------
Total Asia and Australia.         5,730             15          6,360             18
                          ============== ============== ============== ==============
                          -------------- -------------- -------------- --------------
TOTAL                           $38,183            100%       $35,186            100%
                          ============== ============== ============== ==============

All other things being equal, weakening of the U.S. dollar has a positive impact on profits, and strengthening of the U.S. dollar has a negative impact. We attempt to mitigate our exposure to foreign currency fluctuations through the use of forward commitments to sell certain foreign currencies. This hedging program is specifically designed to hedge our net assets denominated in pounds, euros and yen. Gains and losses related to the hedges are recorded in current operating results.

For the three month period ended December 31, 2003, when compared to the same period a year ago, the U.S. dollar weakened against the pound, euro and yen. This had the effect of increasing net revenues and net income by approximately $1,435,000 and $782,000, respectively; compared to exchange rates in effect for the three month period ended December 31, 2002.

Under current operating arrangements in the countries in which we do business (other than Brazil), there are no significant restrictions upon the flow of funds from our foreign subsidiaries to the parent company. In Brazil, our local subsidiary is required to register exchange agreements with the Brazilian Central Bank.

Liquidity and Capital Resources

As of December 31, 2003, our principal sources of liquidity were our cash and cash equivalents, marketable equity securities held for trading, and marketable debt securities available-for-sale totaling $205 million, representing an increase of $5 million from March 31, 2003. This increase is primarily attributable to cash collections on client accounts, offset by funds use to repurchase our common stock and pay a dividend to our shareholders. During the December 2003 quarter, we initiated payment of a special dividend of $1.00 per share and announced our intention to pay a quarterly dividend of $0.125 per share beginning in the March 2004 quarter. Approximately $19.5 million in cash was used in payment of the special dividend and, beginning in the March 2004 quarter, we expect to use approximately $2.4 million of cash each quarter to pay our anticipated quarterly dividend.

In addition to our available cash and cash equivalents and marketable securities, we have a commitment from a bank for an unsecured short-term line of credit of up to $25 million, of which no amounts have been, or are presently anticipated to be, drawn down on that line of credit.

During the quarter ended December 31, 2003 we generated $7.0 million of cash from operating activities as compared to $8.1 million for the same period a year ago. Cash flows from operating activities continue to be our principal means of generating cash. (See our Condensed Consolidated Statements of Cash Flows in the accompanying financial statements.)

We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet cash requirements for capital expenditures, expected dividend payments and other cash needs for ongoing business operations and existing financial commitments.

Principal Financial Commitments

Our principal financial commitments consist of obligations under operating leases and contracts for the use of computer and office facilities. Other than commitments described in this discussion and analysis and in the financial statements and notes, we have no present binding understandings or commitments with respect to any significant capital expenditures.

Stock Repurchase Plan

On November 20, 2003, our Board of Directors authorized Barra to repurchase up to a total of 2,000,000 shares of our Common Stock pursuant to our stock repurchase plan. As of December 31, 2003, 1,471,400 remained authorized to be repurchased. We are under no commitment to purchase any shares under our stock repurchase plan.

RESULTS OF OPERATIONS

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of our results of operations are derived from comparisons of our condensed consolidated statements of income and operating segment results for the three and nine month periods ended December 31, 2003 and December 31, 2002.

Core Business - Risk Management

Revenues:

Revenue growth for our Core Business has slowed significantly over the past fiscal year as a result of fewer subscription sales of our portfolio and enterprise risk products and higher cancellation rates on existing customer subscriptions as compared to previous periods. We believe these results reflect the general cost reduction measures many of our asset management clients have initiated in reaction to declining investment returns and increased competition as a result of over-capacity in the investment management industry.

Revenues from risk management products consist of annual subscription fees to portfolio and enterprise risk management products, license and maintenance fees on FEA products and royalty and other related revenues. A summary of the components of these revenues is as follows (amounts in thousands):

                                Three Months Ended            Nine Months Ended
                                  December 31,                  December 31,
                             ----------------------------  -----------------------------
                               2003      2002    %Change     2003      2002     %Change
                             --------- --------- --------  --------- --------- ---------
Core product subscriptions..  $31,543   $29,382        7    $92,425   $86,268         7
Implementation fees.........      528       739      (29)     1,181     1,765       (33)
Royalty and other...........      605     1,038      (42)     2,356     2,813       (16)
FEA revenue.................    1,573         --       --     4,518         --        --
                             --------- --------- --------  --------- --------- ---------
TOTAL....................     $34,249   $31,159       10   $100,480   $90,846        11
                             ========= ========= ========  ========= ========= =========

Core product subscriptions are revenues for our portfolio risk management and enterprise risk management products, including related data updates. We generally bill and collect fees on an annual basis, but recognize the revenue 1/12th per month over each year of the subscription period. The growth in annual subscription fees continues to be generated from a combination of obtaining new clients and increasing revenues from existing customers through the introduction of new products, features, users and other services along with the impact of changes in foreign currency translation rates. Annual subscription revenue for the quarter ended December 31, 2003 increased $2,161,000 or 7% compared to the same quarter a year ago and $6,157,000 or 7% compared to the same nine month period a year ago. Excluding the impact of changes in foreign currency translation rates, subscription revenues in the current quarter increased 2% compared to the same quarter a year ago and 3% compared to the same nine month period a year ago. The increase in subscription revenues over both periods is the result of adding new customers and subscriptions for our Enterprise Risk Management product, TotalRisk, offset in part by lower fees from our Equity and Fixed Income portfolio manager products due to higher cancellation rates within these product lines for the reasons discussed above.

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

FEA revenue represents license and maintenance fees from our FEA subsidiary, which Barra acquired in December 2002. FEA develops derivative and risk analytics software for traders, risk managers and financial analysts, focusing on the energy, financial and commodities markets. Product license revenues for the quarter ended December 31, 2003 were $0.8 million and related maintenance revenues were also $0.8 million. For the nine month period ended December 31, 2003, product license revenues were $2.0 million and related maintenance revenues were $2.5 million.

Expenses:

A summary of core operating expenses is as follows (amounts in thousands):

                                Three Months Ended            Nine Months Ended
                                  December 31,                  December 31,
                             ----------------------------  -----------------------------
                               2003      2002    %Change     2003      2002     %Change
                             --------- --------- --------  --------- --------- ---------
Communication, data and
  seminar...................   $1,871    $1,690       11     $6,126    $5,668         8
Compensation and benefits...   17,759    16,233        9     52,386    47,024        11
Occupancy...................    1,785     1,473       21      5,452     4,368        25
Amortization of acquired
  intangibles...............      350         --       --     1,050         --        --
Other operating expenses....    4,556     4,194        9     12,439    12,359         1
Restructuring charges.......        --        --       --     2,466         --        --
                             --------- --------- --------  --------- --------- ---------
TOTAL....................     $26,321   $23,590       12    $79,919   $69,419        15
                             ========= ========= ========  ========= ========= =========

Communication, data and seminar costs consist of computer access and communication charges, software and data costs, computer leasing and seminar expenses. This component of expense increased $181,000 or 11% compared to the same quarter a year ago and increased $458,000 or 8% compared to the same nine month period a year ago. The increase in the current quarter primarily reflects higher software-related costs related to our BarraOne product, offset by lower seminar costs.

Compensation and benefits increased $1,526,000 or 9% compared to the same quarter a year ago and increased $5,362,000 or 11% compared to the same nine month period a year ago. The increase reflects the payroll costs of the FEA business which was acquired in December 2002. Excluding FEA, compensation and benefits increased $238,000 or 1% in the current quarter and increased $1,578,000 or 3% compared to the same nine month period a year ago. The increases in both periods reflect lower average headcount as a result of the workforce reduction in April 2003 offset by higher costs for benefits and incentive compensation.

Occupancy expense increased $312,000 or 21% compared to the same quarter a year ago and $1,084,000 or 25% compared to the same nine month period a year ago. The increase is due primarily to rental costs for FEA facilities, along with higher rental and utility costs for existing offices. Excluding FEA, occupancy costs for the current quarter increased $118,000 or 8% compared to the same quarter last year and increased $537,000 or 12% compared to the same nine month period a year ago.

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

Other operating expenses increased $362,000 or 9% compared to the same quarter a year ago and increased $80,000 or 1% for the same nine month period a year ago. Other operating expenses include travel, office, maintenance, depreciation, amortization, marketing, advertising, insurance, outside legal and accounting services, and other corporate expenses. The increase in the current quarter is primarily the result of higher insurance and travel costs and operating expenses associated with FEA, offset by lower legal costs. The increase in the nine month amount primarily reflects higher insurance, travel and FEA operating costs offset by lower advertising and legal costs.

Restructuring charges represent costs, primarily severance, associated with a workforce reduction of approximately 9% of employees implemented in April 2003.

POSIT

Revenues:

POSIT revenues decreased $93,000 or 2% compared to the same quarter a year ago and decreased $563,000 or 4% compared to the same nine month period a year ago. Our revenues from POSIT come from royalties paid to the POSIT joint venture based on commissions generated by the trading volume in the various POSIT systems. The current quarter increase reflects a decline in U.S. POSIT royalties offset by higher European POSIT royalties. The increase in European POSIT royalties resulted from higher trading volumes and an increase in the royalty rate. The decline in the nine month period comparison reflects principally the impact of lower trading volumes on the U.S. POSIT trading system due to lower overall market trading volumes and increased price competition.

Expenses:

POSIT operating expenses represent costs incurred by Barra to fulfill our obligations to the POSIT joint venture with ITG, Inc. A summary of POSIT operating expenses incurred by Barra is as follows (amounts in thousands):

                                Three Months Ended            Nine Months Ended
                                  December 31,                  December 31,
                             ----------------------------  -----------------------------
                               2003      2002    %Change     2003      2002     %Change
                             --------- --------- --------  --------- --------- ---------
Communication, data and
  seminar ..................       $1        $2      (50)       $13       $11        18
Compensation and benefits...      452       591      (24)     1,461     1,481        (1)
Occupancy...................       67        60       12        214       170        26
Other operating expenses....       67       170      (61)       203       520       (61)
                             --------- --------- --------  --------- --------- ---------
TOTAL....................        $587      $823      (29)    $1,891    $2,182       (13)
                             ========= ========= ========  ========= ========= =========

Compensation and benefits decreased $139,000 or 24% from the same quarter a year ago and decreased $20,000 or 1% compared to the same nine month period a year ago. The decrease in the current quarter reflects lower incentive compensation costs.

Occupancy costs increased $7,000 or 12% compared to the same quarter a year ago and increased $44,000 or 26% compared to the same nine month period a year ago. The increases were due to higher rental and utility costs in the office where POSIT personnel are located.

Other operating expenses decreased $103,000 or 61% compared to the same quarter a year ago and decreased $317,000 or 61% compared to the same nine month period a year ago. The decreases are due primarily to lower support costs and corporate expense allocations.

Equity in Income of Investees

Equity in income and loss of investees represents net gains from our equity investment in Australian POSIT.

Other Ventures

Equity in income and loss of investees represents net losses from our equity investment in Risk Reporting Limited.

Interest Income and Other

Interest income and other increased $297,000 or 27% compared to the same quarter a year ago and decreased $3,126,000 or 48% compared to the same nine month period a year ago. The increase in the current quarter reflects higher unrealized gains on marketable equity securities. The decrease in the nine month period was due to higher realized gains in the prior nine month period related to the sale of investments in marketable debt securities available for sale as a part of restructuring the investment portfolio in June and July of 2002.

Income Taxes

Our tax rate on income from continuing operations for the quarter and nine months ended December 31, 2003 was approximately 32% compared to 28% for the same quarter last year and 32% for the same nine month period a year ago. The 28% rate for quarter ended December 31, 2002 reflected an adjustment to bring the fiscal year to date 2003 year tax rate in line with the expected overall effective rate for the year.

Discontinued Operations - Gain on Sale, net

Gain on sale of discontinued operations for the quarter ended December 31, 2003 of $2.5 million, net of income taxes, represents a contingent payment received from the sale of our interest in Symphony Asset Management LLC (Symphony). The terms of the sale of our interest in Symphony to the John Nuveen Company included up to approximately $12 million in additional future payments, contingent on Symphony's business exceeding specific growth and profitability targets. Contingent payments are recorded only as received in accordance with generally accepted accounting principles. The December 2003 quarter marks the end of our potential to receive quarterly contingent payments. Since the sale of Symphony in July 2001 we have received gross contingent payments of approximately $9.7 million. We have the potential to receive up to an additional approximately $2.3 million in contingent consideration based on Symphony's annual financial performance over the five years following the sale, which will next be measured at the end of September 2006.

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

Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. They can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Many factors described in this Risk Factors section and elsewhere in this Form 10-Q may cause our actual results to vary materially from our historical or expected results. Other factors, besides those discussed below could also adversely affect us or our business. Consequently, no forward-looking statement can be guaranteed.

We are under no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We suggest, however, that you consult any future disclosures we make on related subjects in our subsequent Form 10-Q, 8-K and 10-K filings with the Securities and Exchange Commission (SEC).

Fluctuations in Quarterly Operating Results

Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter, as they have in the past. Factors specifically relating to our business segments are outlined below:

  Core Business - Our Core Business revenues in any quarter depend substantially upon our total contracting activity (including renewals of existing contracts) and the related timing of when new subscriptions begin. We derive revenue from our Core Business primarily through annual subscriptions that automatically renew unless canceled. There is no assurance that these renewals will continue. In recent quarters we have experienced significant subscription cancellations at rates higher than our historical averages. Such cancellations can have a material adverse effect on our business, financial condition and results of operations. Annual subscription fees are recorded as revenues over each subscription period at the rate of 1/12th per month. Sales of subscriptions in any one-month therefore impact reported revenues evenly over the next twelve months.

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

  Ventures Business - Diverse factors cause variability of operating results in our POSIT Venture Business. The several POSIT systems can experience and have experienced major fluctuations in trading volume. Since approximately 10% of our operating revenue in the third quarter and nearly all of our Venture Business income in the third quarter came from this venture, these fluctuations can have and have had a significant impact on our revenue and operating income. POSIT trading volume is also directly affected by factors such as economic and political conditions that may lead to decreased trading activity and commission prices in the securities markets generally. For example, our revenues from POSIT declined 29% in fiscal 2003 as compared to the prior fiscal year, reflecting decreased trading activity that was largely attributable to the difficult market conditions and major declines in trading volumes during fiscal 2003. The future economic environment will be subject to periodic downturns, such as recessions. As we actually saw in fiscal 2003, these downturns could result in substantially reduced trading volume and prices, which could materially reduce our revenue and operating income.

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

Changes in General Economic Conditions

The U.S. and certain other economies in which we operate have experienced slower growth after an extended period of growth in previous years. As a result, assets under management have decreased, thereby decreasing the revenues to asset managers. Such reduced asset management revenues have placed pressure on our clients to cut their cost of services, which in turn has adversely impacted our sales, renewal rates and ability to increase or even maintain prices. These negative trends may continue.

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

Dependence on Key Personnel

Our future success will depend in large part on our ability to attract, train and retain highly skilled managerial, research, development, sales, marketing, support, technical and services personnel. Competition for people in the software and financial services industries is intense. At times, we have experienced difficulty in locating candidates with appropriate qualifications and expertise. We also frequently compete with financial institutions and financial services organizations for personnel. These organizations generally have greater resources than we do and often offer significantly higher compensation packages to potential employees. In November 2003 we announced a succession plan for our Chief Executive Officer, Kamal Duggirala, who intends to resign his position when a successor is hired. There can be no assurance that we will be able attract qualified candidates to fill this critically important position in the near future. In general, our inability to attract, train and retain key personnel could have a material adverse effect on our business, financial condition, or results of operations.

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

International Operations

In the third quarter of fiscal 2004 over 49% of our revenues came from customers outside the United States. We anticipate that revenues from customers outside the U.S. will continue to be a significant part of our total revenues for the foreseeable future. Sales and operations outside the U.S. are subject to unique risks, including:

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

  Patents - Businesses operating in the financial services sector, including our competitors and potential competitors, have in recent years increasingly pursued patent protection for their technologies and business methods. We currently hold one design patent and our FEA subsidiary holds utility patents for four inventions. We are currently applying for four utility patents on certain of our proprietary technologies. Patent applications can be extremely costly to process and defend. We cannot assure that we will be issued any patents that we apply for, nor can we assure that any of the rights granted under any patent that we obtain will protect our competitive advantages. Under current law, we do not believe it is feasible to determine in advance whether any of our existing products or any of their components or a service or method infringes on the patent rights of others. From time to time we will receive notices from others containing claims or potential claims of intellectual property infringement, including patent infringement. We may also be called upon to defend a joint venture partner, customer, vendor or licensee against such third party claims under indemnification clauses in our contracts. Responding to these types of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business, operating results or financial condition. Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. There can be no assurance that these licenses will be made, if at all, on terms acceptable to us.

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

  Trade Secret and Copyright - Existing trade secret and copyright laws only offer us limited protection for our proprietary assets. We believe that the rapid pace of technological change in the software and investment solution industries and the major increase of business method patents in these industries will only make trade secret and copyright protection less significant over time. We have not obtained registered copyright protection for any of our software applications or other intellectual property. Consequently, our competitors may independently develop and patent technologies that are substantially equivalent, or superior, to our technology. To protect the proprietary assets of our Core Business, we also rely on the following unique aspects of our business:

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

Competition

Each of the markets in which our Core and Ventures Businesses operate has become increasingly competitive in recent years, particularly in the last several quarters. These markets may continue to become more competitive in the future as a result of the activities of existing competitors and the entrance of new competitors into our markets. We have seen significantly greater competition recently in our Core Business from clients developing risk management systems in-house, as well as from firms offering competing products at lower rates. In some of our markets, our competitors have substantially greater name recognition, installed client bases, or financial, research, development or other resources. Our POSIT business in particular competes with services offered by a wide variety of organizations, including brokerage and transaction processing firms, securities exchanges, electronic communications networks (ECNs) and alternative trading systems (ATSs). Many of POSIT's competitors and potential competitors have substantially greater financial, research and development and other resources. In addition, some of these competitors offer services similar to POSIT at lower rates or have indicated that they may provide services similar to POSIT in the future. There can be no assurance that:

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

Web-Based Products and Services

Our BarraOne, Barra Credit and Risk Factor products make use of a web browser as the user interface in place of traditional desktop access through networked personal computers, and it is anticipated that future Barra products may also use a web interface. In addition, regular updates of data required to make our products properly function are frequently carried out via the internet. Access to software or data via the internet or an intranet involves numerous risks inherent in using the internet, including security, availability and reliability. In addition, there is a risk that customers will not be willing or able to implement internet-based applications. Barra may wish to offer its applications on future or existing user interfaces that achieve popularity within the financial application marketplace. These future or existing user interfaces may or may not be architecturally compatible with Barra's current software product design. Barra may not be able to support new user interfaces and achieve market acceptance of new user interfaces that it does support.

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

Volatility of Stock Price; Risk of Litigation

The trading price of Barra common stock has in the past and may in the future be subject to significant fluctuations in response to many factors, some of which include:

  revenue, client cancellation rates, or results of operations in any quarter failing to meet the expectations (published or otherwise) of the investment community, and the timing of the announcements of such shortfalls;

  changes in recommendations or financial estimates by securities analysts;

  acquisitions or sales of significant businesses;

  timing of new product releases and announcements;

  conditions and trends generally in the industries in which we operate;

  adoption of new accounting standards affecting the software or financial services industries; and

  general market conditions.

Further, the stock market has experienced and may continue in the future to experience extreme price and volume fluctuations that particularly affect the market prices of equity securities of high technology and financial services companies. These fluctuations often are not related, or are disproportionate, to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions, have had and may continue to have a material adverse effect on the trading price of Barra common stock. Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits or claims. Any such suit or claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources. In addition, these sorts of claims and lawsuits could have a material adverse effect on our business, financial condition, or results of operations.

Management of Growth and Changes in Staffing

We have historically experienced periods of:

  revenue growth;

  growth into new foreign markets;

  expansion of our Core Business and Ventures Businesses, including POSIT; and

  substantial fluctuations in the number of our employees.

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

Potential Liability Based on Use of Products and Services

Our products and services support the investment and/or risk management processes of clients that collectively manage trillions of dollars in assets. Our license and consulting agreements have provisions designed to limit our exposure to potential liability claims brought by our clients or other third parties based on the use of our products and services. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Use of our Core Business and Ventures Businesses products and services for the investment and/or risk management processes creates the risk that clients, or the parties whose funds are managed by our clients, may pursue a claim against us for massive dollar amounts. Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources. In addition, these sorts of claims and lawsuits could have a material adverse effect on our business, financial condition, or results of operations.

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

  Soft Dollars - A Soft Dollar arrangement is one in which a portion of the commission paid by a brokerage client to a broker-dealer is allocated to pay for research services. In Barra's case, brokerage clients including money managers, fund sponsors and consultants direct their brokers to use "soft dollars" generated by their advised accounts to purchase our Core Business products and services. Although the client enters into a contract with Barra directly (and remains ultimately responsible for payment), Barra receives its payment in cash from the broker. For several years the investment community has debated the purchase of goods and services with funds derived from soft dollar accounts, and the practice is regulated in the U.S. by the SEC and the Department of Labor. In recent months the SEC and Congress have placed increased scrutiny on soft dollar practices, and some commentators have advocated abolishing soft dollars entirely. For the nine months ending December 31, 2003, payments received by Barra that were attributable to soft dollar arrangements accounted for approximately 22% of our Core Business revenue. Legal or regulatory changes may restrict or prohibit us from providing services to money managers in soft dollar arrangements. Such changes, as well as the regulatory uncertainty surrounding any potential changes, could have a material adverse effect on our business, financial condition, or results of operations.

  Investment Advisers Act - We believe and have adopted the position that our Core Business products do not provide investment advice for purposes of the Investment Advisers Act of 1940, the Advisers Act, or similar laws in states or foreign jurisdictions. Future developments in our product line or in the regulatory environment could cause this status to change. If that happens, we may have to broaden our disclosures to the relevant regulatory agencies and to adopt the strict compliance procedures mandated by these laws for a much broader segment of our business. These heightened obligations would likely entail substantial additional costs to us.

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

  ATS - Our joint venture partner ITG currently operates POSIT and a continuous trading system owned by our POSIT joint venture called TriAct as part of its broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT nor TriAct are registered with the SEC as an exchange. There can be no assurances that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT or TriAct. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems. Any such additional regulations or laws could undermine the feasibility of operating POSIT or TriAct. Loss of POSIT revenues would materially adversely affect our financial condition and results of operations.

Catastrophic Events

Our operations depend on our ability to protect our equipment and the information stored in our databases against fires, earthquakes and other natural disasters, as well as power losses, telecommunications failures, unauthorized intrusions, terrorist attacks on financial centers where we or our clients are located, and other catastrophic events. There is no assurance that the measures we have taken to reduce the risk of interruption in our operations caused by these events are sufficient. Such events could have a material adverse effect on our business, financial condition or results of operations. For example, our office in New York was temporarily closed due to the September 11, 2001 terrorist attacks. Immediately after the terrorist attacks, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional risk management products. In addition, delivery of some of the data we receive from New York-based vendors was delayed. The grounding of transportation impaired our ability to conduct sales visits and deliver professional services at client sites. During the resulting temporary closure of the U.S. stock markets, POSIT clients were unable to trade over the system and some of the data updates supporting our Core Business were interrupted. These types of interruptions could affect our ability to sell and deliver products and services and could materially adversely affect our business, financial condition, or results of operations.

Possible Adverse Effects of Option Exercises

If holders of options to purchase our common stock exercise any significant number of these options and resell the underlying shares, the market price of Barra common stock could decline. At December 31, 2003, there were outstanding vested and exercisable options to purchase approximately 1.8 million shares of Barra common stock issued under various Barra stock option plans. As of that date, options (vested and unvested) to purchase about 2.2 million shares of Barra Common Stock had exercise prices below our closing common stock price on the last trading date of the fiscal quarter, December 31, 2003 ($35.57).

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

Our direct interest bearing investment portfolio primarily consists of investments in short-term, high-credit quality money market funds and U.S. Treasury Securities. These investments totaled approximately $36.6 million at December 31, 2003 with an average interest rate of 0.8%. At December 31, 2003, the portfolio also had approximately $152.3 million of short-term, U.S.- backed debt securities with an average taxable equivalent interest rate of 1.67%. The short-term money market funds are not insured and, because of the short-term nature of the investments, are subject to credit risk, but are not likely to fluctuate significantly in market value.

Equity Market Risk

We had approximately $15.7 million at December 31, 2003 invested in investment products managed by our former Symphony venture. These investments are in primarily market-neutral programs, are non-interest bearing and consist principally of long and short positions placed directly through other fund managers in U.S. and non-U.S. equity securities of both public and private issuers. Although the intent of the managers of these funds is to structure portfolios that are hedged against general market movements, these investments can be subject to significant changes in market value and are not insured. All investment decisions with respect to these market neutral programs are made by professional investment advisers and the performance of the funds is reviewed periodically by our management.

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

We have a hedging program in place which is designed to reduce our exposure to fluctuations in certain foreign currency translation rates from holding net assets denominated in foreign currencies. The program utilizes forward contracts for the sale of foreign currencies to hedge our net asset exposure, consisting principally of cash and receivables denominated in pounds, euros and yen. Gains and losses on the contracts are accounted for as other operating expense, net each period. At December 31, 2003, we had one contract to sell 500 million yen at 106.98, maturing on February 3, 2004. Also at December 31, 2003, we had one contract to sell 5 million euro at 1.2507, maturing on February 3, 2004. Additionally, at December 31, 2003, we had one contract to sell 5 million pounds at 1.7684, maturing on February 3, 2004. We enter into forward currency contracts only with approved counter- parties and all hedging activities are reviewed by our Foreign Exchange Committee. Our hedging program is currently designed only to reduce our exposure to gains and losses that result from translating our foreign assets and liabilities into U.S dollars. It does not currently limit or reduce the exposure we have from fluctuations in currency exchange rates on our reported revenues that are billed in non-U.S. currencies.

We have no foreign debt and our non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

ITEM 5. OTHER INFORMATION.

On November 20, 2003 our Board of Directors authorized the Company to repurchase up to a total of 2,000,000 shares of our Common Stock pursuant to our stock repurchase plan. During the December 2003 quarter the Company repurchased 528,600 shares. As of December 31, 2003, 1,471,400 shares remain authorized and unrepurchased under the plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Barra, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Barra, Inc. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24, 2001).

3.3	Amended and Restated Bylaws of Barra, Inc. (incorporated by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-1 (No. 33-42951), filed with the Securities Exchange Commission on August 20, 1991, as amended).

4.2	Preferred Stock Rights Agreement, dated as of August 15, 2001, between Barra, Inc. and Mellon Investor Services LLC, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits B, and C, respectively (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24th, 2001).

4.3	Amendment No. 1 to the Preferred Stock Rights Agreement, dated as of February 12, 2003, between Barra, Inc. and the Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 14, 2003).

31.1	Certifications of Kamal Duggirala, Chief Executive Officer of Barra, Inc., and Greg Stockett, Chief Financial Officer of Barra, Inc., pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certifications of Kamal Duggirala, Chief Executive Officer of Barra, Inc., and Greg Stockett, Chief Financial Officer of Barra, Inc., pursuant to 18 U.S.C. 1350 (this exhibit is furnished solely for the information of the Securities Exchange Commission and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

(b) Reports on Form 8-K:

On October 22, 2003, the registrant filed a Current Report on Form 8-K announcing its financial results for the fiscal quarter ended September 30, 2003, and attaching a press release dated October 22, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Barra has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRA, Inc.

(Registrant)

Dated: February 12, 2004

By:	/s/ Kamal Duggirala

Kamal Duggirala
Chief Executive Officer

Dated: February 12, 2004

By:	/s/ Greg Stockett

Greg Stockett
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Barra, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Barra, Inc. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24, 2001).

3.3	Amended and Restated Bylaws of Barra, Inc. (incorporated by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-1 (No. 33-42951), filed with the Securities Exchange Commission on August 20, 1991, as amended).

4.2	Preferred Stock Rights Agreement, dated as of August 15, 2001, between Barra, Inc. and Mellon Investor Services LLC, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits B, and C, respectively (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 24th, 2001).

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